Form 10-Q
period 2020-03-31
ASTEC INDUSTRIES INC
filed 2020-05-11
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
(Registrant’s telephone number, including area code) N/A (Former name, former address, and former fiscal year, if changed since last report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2020
Common Stock, par value $0.20	22,585,814

INDEX

ASTEC INDUSTRIES, INC.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Astec Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,854	$48,857
Investments	2,056	1,547
Trade receivables and contract assets, net	136,710	120,271
Other receivables	4,246	4,576
Inventories	294,848	294,536
Prepaid and refundable income taxes	34,025	15,234
Assets held for sale	2,771	3,084
Prepaid expenses and other assets	15,672	18,199
Total current assets	534,182	506,304
Property and equipment, net	185,315	190,363
Investments	15,352	16,104
Goodwill	30,670	33,176
Intangible assets, net	22,342	23,536
Deferred income tax assets	11,118	24,696
Other long-term assets	5,941	6,319
Total assets	$804,920	$800,498
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$174	$209
Short-term debt	504	1,130
Accounts payable	64,130	57,162
Customer deposits	37,720	42,874
Accrued product warranty	10,652	10,261
Accrued payroll and related liabilities	20,159	24,718
Accrued loss reserves	2,450	2,299
Other current liabilities	33,101	34,114
Total current liabilities	168,890	172,767
Long-term debt	493	690
Deferred income tax liabilities	812	896
Other long-term liabilities	22,248	23,658
Total liabilities	192,443	198,011
Shareholders’ equity	612,203	601,949
Non-controlling interest	274	538
Total equity	612,477	602,487
Total liabilities and equity	$804,920	$800,498

See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX

Astec Industries, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$288,848	$325,780
Cost of sales	214,827	248,930
Gross profit	74,021	76,850
Selling, general, administrative and engineering expenses	56,167	58,160
Restructuring and asset impairment charges	2,711	512
Income from operations	15,143	18,178
Interest expense	(37)	(648)
Other income, net of expenses	234	468
Income from operations before income taxes	15,340	17,998
Income tax provision (benefit)	(5,143)	3,781
Net income	20,483	14,217
Net loss attributable to non-controlling interest	161	57
Net income attributable to controlling interest	$20,644	$14,274

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.92	$0.63
Diluted	$0.91	$0.63
Weighted average number of common shares outstanding:
Basic	22,545	22,498
Diluted	22,713	22,646
Dividends declared per common share	$0.11	$0.11

See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX

Astec Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$20,483	$14,217
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,312)	963
Other comprehensive income (loss)	(9,312)	963
Comprehensive income	11,171	15,180
Comprehensive loss attributable to non-controlling interest	263	59
Comprehensive income attributable to controlling interest	$11,434	$15,239

See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX

Astec Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$20,483	$14,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,328	6,551
Provision for doubtful accounts	588	56
Provision for warranties	2,732	2,746
Deferred compensation expense (benefit)	(343)	411
Stock-based compensation	1,134	1,038
Deferred income tax provision	13,494	3,931
(Gain) loss on disposition of fixed assets	(694)	251
Asset impairment charge	1,646	–
Distributions to SERP participants	(136)	(312)
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	(369)	1,044
Trade and other receivables	(16,644)	(3,809)
Inventories	(315)	(10,891)
Prepaid expenses and other assets	2,495	1,156
Accounts payable	7,792	3,970
Accrued and payroll related expenses	(4,559)	(4,966)
Accrued product warranty	(2,129)	(2,643)
Customer deposits	(5,154)	(4,769)
Prepaid, refundable and income taxes payable, net	(18,469)	594
Other	(2,319)	3,412
Net cash provided by operating activities	5,561	11,987
Cash flows from investing activities:
Expenditures for property and equipment	(5,774)	(3,723)
Proceeds from sale of property and equipment	1,912	40
Other	(186)	(91)
Net cash used by investing activities	(4,048)	(3,774)
Cash flows from financing activities:
Payment of dividends	(2,485)	(2,478)
Borrowings under bank loans	–	64,862
Repayments of bank loans	(696)	(68,075)
Sale of Company shares held by SERP	(38)	263
Withholding tax paid upon vesting of restricted stock units	(565)	(160)
Net cash used by financing activities	(3,784)	(5,588)
Effect of exchange rates on cash	(2,732)	160
Net change in cash and cash equivalents	(5,003)	2,785
Cash and cash equivalents, beginning of period	48,857	25,821
Cash and cash equivalents, end of period	$43,854	$28,606

See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX

Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
(unaudited)

For the Three Months Ended March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2019	22,551	$4,510	$122,613	$(31,803)	$(1,714)	$508,343	$538	$602,487
Net income	–	–	–	–	–	20,644	(161)	20,483
Other comprehensive loss	–	–	–	(9,210)	–	–	(102)	(9,312)
Dividends declared	–	–	–	–	–	(2,485)	–	(2,485)
Stock-based compensation	1	–	1,908	–	–	–	–	1,908
RSU vesting	32	6	(6)	–	–	–	–	–
Withholding tax paid upon vesting of RSUs	–	–	(565)	–	–	–	–	(565)
SERP transactions, net	–	–	–	–	(38)	–	–	(38)
Other	–	–	–	–	–	–	(1)	(1)
Balance, March 31, 2020	22,584	$4,516	$123,950	$(41,013)	$(1,752)	526,502	$274	$612,477

For the Three Months Ended March 31, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accum- ulated Other Compre- hensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2018	22,513	$4,503	$120,601	$(33,883)	$(1,886)	$495,245	$710	$585,290
Net income	–	–	–	–	–	14,274	(57)	14,217
Other comprehensive income	–	–	–	963	–	–	–	963
Dividends declared	–	–	3	–	–	(2,481)	–	(2,478)
Stock-based compensation	1	–	1,177	–	–	–	–	1,177
RSU vesting	9	2	(2)	-	-	-	-	-
Withholding tax paid upon vesting of RSUs	-	-	(160)	-	-	-	-	(160)
Cumulative impact of No. ASU 2018-02	-	-	-	(721)	-	721	-	-
SERP transactions, net	–	–	46	–	217	–	–	263
Other	–	–	–	–	–	–	(6)	(6)
Balance, March 31, 2019	22,523	$4,505	$121,665	(33,641)	$(1,669)	$507,759	$647	$599,266

See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX

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

U.S. GAAP requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus pandemic (“COVID-19”). The severity, magnitude and duration, as well as the economic consequences of COVID-19, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities and incremental credit losses on receivables, among other issues.

Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain reclassifications in amounts previously reported have been made to conform to current presentation.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income. The standard requires an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard is effective for public companies for periods beginning after December 15, 2019 and the Company adopted the new standard as of January 1, 2020. As the Company’s credit losses are typically minimal, the adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows and no cumulative adjustment to retained earnings was necessitated.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which permitted companies to reclassify tax effects stranded in accumulated other comprehensive income (“AOCI”) as a result of U.S. tax reform impacting tax rates or other items, such as changing from a worldwide tax system to a territorial system, from AOCI to retained earnings.  Other tax effects stranded in AOCI due to other reasons, such as prior changes in tax laws or changes in valuation allowances, could not be reclassified.  The new standard was effective for fiscal years beginning after December 15, 2018, and the Company adopted its provisions as of January 1, 2019.  As a result of adopting this new standard, the Company reclassified $721 of previously stranded tax effects from accumulated other comprehensive loss to retained earnings as shown on the accompanying unaudited condensed consolidated statement of equity for the three months ended March 31, 2019.

INDEX
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures.  The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted.  The Company adopted this new standard effective January 1, 2020.  The adoption of this new standard did not have a material impact on its financial position, results of operations, cash flows or disclosures.

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

The following table sets forth net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to controlling interest	$20,644	$14,274
Denominator:
Denominator for basic earnings per share	22,545	22,498
Effect of dilutive securities:
Restricted stock units	119	100
Supplemental Executive Retirement Plan	49	48
Denominator for diluted earnings per share	22,713	22,646

Note 3.  Trade Receivables and Contract Assets, net
Trade receivables and contract assets are net of allowances for credit losses of $1,891 and $1,416 as of March 31, 2020 and December 31, 2019, respectively.

Note 4.  Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials and parts	$164,510	$160,872
Work-in-process	71,514	61,287
Finished goods	45,493	53,650
Used equipment	13,331	18,727
Total	$294,848	$294,536

INDEX
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

Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $266,010 and $267,719 as of March 31, 2020 and December 31, 2019, respectively.

INDEX

Note 6.  Fair Value Measurements
The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance Company (“Astec Insurance”), the Company’s captive insurance company; marketable equity securities held in an unqualified Supplemental Executive Retirement Plan (“SERP”); and a money market fund held by a foreign subsidiary.  The obligations of the Company associated with the financial assets held in the SERP also constitute a liability of the Company for financial reporting purposes and are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  The Company’s subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

The carrying amount of cash and cash equivalents, trade receivables and contract assets, other receivables, accounts payable, short-term debt and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments.  Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset.  The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed. As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of March 31, 2020 and December 31, 2019 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2020
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$227	$–	$227
SERP mutual funds	3,612	–	3,612
Preferred stocks	259	–	259
Money market fund	211	–	211
Trading debt securities:
Corporate bonds	5,425	–	5,425
Municipal bonds	–	1,147	1,147
Floating rate notes	332	–	332
U.S. government securities	2,082	–	2,082
Asset backed securities	–	2,548	2,548
Other	201	1,364	1,565
Derivative financial instruments	–	466	466
Total financial assets	$12,349	$5,525	$17,874

Financial Liabilities:
SERP liabilities	$–	$5,552	$5,552
Total financial liabilities	$–	$5,552	$5,552

INDEX
	December 31, 2019
	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$208	$–	$208
SERP mutual funds	4,419	–	4,419
Preferred stocks	282	–	282
Trading debt securities:
Corporate bonds	5,117	–	5,117
Municipal bonds	–	1,154	1,154
Floating rate notes	535	–	535
U.S. government securities	2,035	–	2,035
Asset backed securities	–	2,316	2,316
Other	473	1,112	1,585
Derivative financial instruments	–	4	4
Total financial assets	$13,069	$4,586	$17,655

Financial Liabilities:
Derivative financial instruments	$–	$49	$49
SERP liabilities	–	6,645	6,645
Total financial liabilities	$–	$6,694	$6,694

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

Note 7.  Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2020, the Company’s reporting units producing products for the mobile asphalt equipment industry performed at well below previous expectations. The COVID-19 pandemic will likely have a negative impact on results for the second quarter of 2020 and perhaps for the remainder of 2020 and longer.

As of the most recent annual goodwill impairment testing date (October 31, 2019), the Company’s testing indicated that the business enterprise value for the mobile asphalt equipment reporting unit exceeded its carrying value by approximately 22%. Sensitivity analysis performed on uncertain assumptions included in the testing in 2019 further reduced the excess of fair value over the reporting unit’s carrying value, but still indicated its goodwill was not impaired. As a result, in the first quarter of 2020 as part of the Company’s ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value, the Company performed an interim goodwill impairment test as of March 31, 2020 over the mobile asphalt equipment reporting unit. Based on the results of this testing, the Company recorded a $1,646 pre-tax non-cash impairment charge (in the Infrastructure Solutions segment) to fully impair the mobile asphalt equipment reporting unit’s goodwill in the first quarter of 2020. This charge was included along with other restructuring and asset impairment charges in the accompanying unaudited condensed statement of income for three months ended March 31, 2020.

After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for the other reporting units, we concluded that it is not more likely than not that the fair values of these reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the other reporting units.

INDEX
The only other change to goodwill from values reported as of December 31, 2019 was the impact of foreign exchange rate changes on certain goodwill in the Materials Solutions segment, also referred to herein as the Materials Solutions Group, during the first quarter of 2020.

Note 8. Debt
In February 2019, the Company and certain of its subsidiaries entered into an amended and restated credit agreement whereby the lender extended to the Company an unsecured line of credit of up to $150,000, including a sub-limit for letters of credit of up to $30,000 and extended the maturity date to December 29, 2023. Other significant terms were left unchanged.  There were no borrowings outstanding under the agreement as of March 31, 2020, December 31, 2019 or at any time during the three months ended March 31, 2020. Letters of credit totaling $7,877, including $3,200 of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. (“Astec Brazil”), were outstanding under the credit facility as of March 31, 2020. Additional borrowing available under the credit facility was $142,123 as of March 31, 2020.  Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin, resulting in a rate of 1.74% as of March 31, 2020. The unused facility fee is 0.125%. Interest only payments are due monthly. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $5,338 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2020, Osborn had no outstanding borrowings but had $883 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2020, Osborn had available credit under the facility of $4,455. The interest rate is 0.25% less than the South Africa prime rate, resulting in a rate of 8.5% as of March 31, 2020.

The Company’s Brazilian subsidiary, Astec Brazil, had a $667 and $897 working capital loan outstanding as of March 31, 2020 and December 31, 2019, respectively, from a Brazilian bank with an interest rate of 10.4%.  The loan’s final monthly payment is due in April 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc. Astec Brazil’s debt is included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($174 and $209) and long-term debt ($493 and $690) as of March 31, 2020 and December 31, 2019, respectively. Additionally, as of March 31, 2020 and December 31, 2019, respectively, Astec Brazil had $504 and $1,130 outstanding under order anticipation agreements with a local bank with maturity dates through September 2020, which are included as short-term debt in the accompanying unaudited condensed consolidated balance sheets.

Note 9.  Product Warranty Reserves
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

Changes in the Company’s product warranty liability for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Reserve balance, beginning of the period	$10,261	$10,928
Warranty liabilities accrued	2,732	2,746
Warranty liabilities settled	(2,129)	(2,643)
Other	(212)	20
Reserve balance, end of the period	$10,652	$11,051

INDEX

Note 10.  Accrued Loss Reserves
The Company records reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company.  The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future.  Total accrued loss reserves were $6,777 and $6,817 as of March 31, 2020 and December 31, 2019, respectively, of which $4,327 and $4,518 were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Note 11.  Leases
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

Other information concerning the Company’s operating leases accounted for under ASC 842 guidelines and the related expense, assets and liabilities follow:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$663	$601
Cash paid for operating leases included in operating cash flows	697	645

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$3,481	$3,853
Operating lease short-term liability included in other current liabilities	1,449	1,846
Operating lease long-term liability included in other long-term liabilities	2,025	2,020
Weighted average remaining lease term (in years)	5.13	4.66
Weighted average discount rate used in calculating right-of-use asset	3.72%	3.56%

Future annual minimum lease payments as of March 31, 2020 are as follows:

Amount
Remainder of 2020	$1,290
2021	731
2022	458
2023	303
2024	200
2025 and thereafter	784
Total	3,766
Less interest	(292)
Present value of lease liabilities	$3,474

INDEX

Note 12.  Income Taxes
The Company's combined effective income tax rates were (33.5)% and 21.0% for the three-month periods ended March 31, 2020 and 2019, respectively. The Company's effective tax rate for both periods includes the effect of state income taxes, benefits for federal and state research and development credits, net benefits for international provisions of US tax reform that became effective in 2018 and various discrete items. Additionally, the tax provision for the three months ended March 31, 2020 includes a $9,532 tax benefit resulting from provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020.  Among other provisions, the CARES Act modified the net operating loss (“NOL”) carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years.  This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

The Company's recorded liability for uncertain tax positions as of March 31, 2020 increased by $125, as compared to December 31, 2019 due to exposure related to federal and state credits, plus additional taxes and interest on existing reserves.

Note 13.  Revenue Recognition:
The following tables disaggregate our revenue by major source for the three-month periods ended March 31, 2020 and 2019 (excluding intercompany sales):

	Three Months Ended March 31, 2020
	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$100,419	$41,297	$141,716
Parts and component sales	52,641	18,476	71,117
Service and equipment installation revenue	6,762	427	7,189
Used equipment sales	7,160	–	7,160
Freight revenue	6,048	1,309	7,357
Other	(185)	(472)	(657)
Total domestic revenue	172,845	61,037	233,882

Net Sales-International:
Equipment sales	19,424	14,440	33,864
Parts and component sales	8,334	9,257	17,591
Service and equipment installation revenue	842	220	1,062
Used equipment sales	606	746	1,352
Freight revenue	566	343	909
Other	1	187	188
Total international revenue	29,773	25,193	54,966

Total net sales	$202,618	$86,230	$288,848

INDEX
	Three Months Ended March 31, 2019
	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$119,095	$55,204	$174,299
Parts and component sales	54,499	19,159	73,658
Service and equipment installation revenue	4,774	625	5,399
Used equipment sales	2,763	413	3,176
Freight revenue	5,400	1,595	6,995
Other	583	(1,281)	(698)
Total domestic revenue	187,114	75,715	262,829

Net Sales-International:
Equipment sales	21,414	19,049	40,463
Parts and component sales	8,765	10,178	18,943
Service and equipment installation revenue	1,397	391	1,788
Used equipment sales	110	466	576
Freight revenue	423	668	1,091
Other	26	64	90
Total international revenue	32,135	30,816	62,951

Total net sales	$219,249	$106,531	$325,780

Sales into major geographic regions were as follows:

	Three Months Ended March 31,
	2020	2019
United States	$233,882	$262,829
Canada	14,664	22,993
Australia	5,795	8,813
Africa	6,631	7,091
South America	8,796	7,054
Europe	9,375	6,490
Central America	1,390	3,549
China, Japan & Korea	2,270	2,140
Asia (excl. China, Japan & Korea)	435	2,131
West Indies	4,756	1,378
Middle East	849	851
Other	5	461
Total foreign	54,966	62,951
Total consolidated sales	$288,848	$325,780

INDEX
Revenue is generally recognized when obligations under the terms of a contract are satisfied and generally occurs with the transfer of control of the product or services at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s manufacturing facilities under short-term contracts for a customer’s project or equipment designed to meet a customer’s requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer’s needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing, when feasible, to ensure the equipment performs according to the customer’s need, regardless of whether the Company provides installation services in addition to selling the equipment. Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue. Expected warranty costs for our standard warranties are expensed at the time the related revenue is recognized. Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred. As contracts are typically fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made. As of March 31, 2020, the Company had contract assets of $1,244, primarily related to billings on one large ($7,085) order in the Material Solutions group, and contract liabilities of $5,258, including $3,368 of deferred revenue related to extended warranties. As of December 31, 2019, the Company had contract assets of $4,660, primarily related to billings on one large ($7,249) order in the Infrastructure Solutions group, and contract liabilities of $6,511, including $3,536 of deferred revenue related to extended warranties.

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

Other Revenues – Miscellaneous revenues and offsets not associated with one of the above classifications primarily include rental revenues, extended warranty revenues, early pay discounts and floor plan interest reimbursements.

Note 14.  Segment Information
During the first quarter of 2020, the Company completed an internal reorganization of its reportable segments from three to two reportable segments (plus Corporate) and such segments are organized, operated and managed based on the products and services offered by the business units included in each segment. Amounts previously reported under the previous segment structure have been restated to conform to the new segment structure.

INDEX
The Company did not see a significant impact to sales and profit results by reporting segments in the first quarter of 2020 as a result of COVID-19. However, the Company expects that its results of operations in the second quarter of 2020 may reflect an increase in the severity of the impact of the effects of COVID-19, as well as negative impacts to subsequent periods. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken steps to ensure employee and visitor safety, adequate liquidity and business continuity during this pandemic.

A brief description of each of the Company’s segments is as follows:

Infrastructure Solutions - The Infrastructure Solutions segment, also referred to herein as the Infrastructure Solutions Group, is comprised of 13 business units. These business units include Astec, Inc. (“CHA-Jerome Ave”), Roadtec, Inc. (“CHA-Manufacturers Rd”), Carlson Paving Products, Inc. (“Tacoma”), Heatec, Inc. (“CHA-Wilson Rd”), CEI Enterprises, Inc. (“Albuquerque”), GEFCO, Inc. (“Enid”), Peterson Pacific Corp. (“EUG-Airport Rd”), Power Flame Incorporated (“Parsons”), RexCon, Inc. (“Burlington”), Astec Mobile Machinery GmbH (“AMM”), Astec Australia Pty Ltd (“Australia”), Astec LatAm (“LatAm”), and Astec Thailand (“Thailand”). Products designed, engineered, manufactured and marketed by this group include a complete line of asphalt plants and their related components, asphalt pavers, screeds, milling machines, material transfer vehicles, stabilizers and related ancillary equipment, concrete plants, water well drilling rigs, wood chippers, wood grinders, heaters, commercial burners and industrial burners.  The principal purchasers of the segment’s products are asphalt producers, highway and heavy equipment contractors, foreign and domestic governmental agencies, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets.

In 2018, the Company decided to close and cease operations at AMM, located in Germany, and its land and buildings were sold in January 2020. In late 2019, the Company announced the closing of its Albuquerque site due to market conditions and underutilization of the manufacturing facility. Responsibilities for manufacturing and marketing of Albuquerque product lines were transferred to other Company facilities within the Infrastructure Solutions segment in late 2019 and early 2020. The Albuquerque site was closed as of March 31, 2020 and its land and buildings are currently accounted for as held for sale. In late 2019, the Company impaired and discontinued Enid’s oil and gas product lines and is in the process of disposing of the related oil and gas inventory.  The Company is also currently marketing its Enid production facilities and remaining water well line of business for sale.

Materials Solutions – The Materials Solutions segment is comprised of 10 business units which are focused on designing and manufacturing heavy processing equipment, as well as servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. These business units are Telsmith, Inc. (“Mequon”), Kolberg-Pioneer, Inc. (“Yankton”), Astec Mobile Screens, Inc. (“Sterling”), Johnson Crushers International, Inc. (“EUG-Franklin Blvd”), Breaker Technology Ltd/Breaker Technology, Inc. (“Thornbury”), Osborn Engineered Products, SA (Pty) Ltd (“Johannesburg”), Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), Telestack Limited (“Omagh”), Astec India (“India”) and Astec AME (“AME”). The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port and inland terminal operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes the Company’s parent company and Astec Insurance Company (“Astec Insurance”), a captive insurance company.  Certain start-up costs related to foreign sales offices are also included in Corporate’s operating results. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes, state deferred taxes and corporate overhead and, thus, these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are valued at prices comparable to those for unrelated parties.

INDEX
Segment Information:

	Three Months Ended March 31, 2020
	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$202,618	$86,230	$–	$288,848
Intersegment sales	5,941	8,274	–	14,215
Gross profit	52,923	21,005	93	74,021
Gross profit percent	26.1%	24.4%	0.0%	25.6%
Segment profit (loss)	$17,220	$6,035	$(2,923)	$20,332

	Three Months Ended March 31, 2019
	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$219,249	$106,531	$–	$325,780
Intersegment sales	9,092	4,757	–	13,849
Gross profit (loss)	51,309	25,545	(4)	76,850
Gross profit percent	23.4%	24.0%	0.0%	23.6%
Segment profit (loss)	$18,070	$8,678	$(12,908)	$13,840

A reconciliation of total segment profit to the Company’s consolidated totals is as follows:

	Three Months Ended March 31,
	2020	2019
Total profit shown above	$20,332	$13,840
Recapture of intersegment profit	151	377
Net income	20,483	14,217
Net loss attributable to non-controlling interest in subsidiaries	161	57
Net income attributable to controlling interest	$20,644	$14,274

Note 15.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,828 and $1,466 at March 31, 2020 and December 31, 2019, respectively. These arrangements expire at various dates through December 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31st of the prior year, on certain past customer equipment purchases that were financed by an outside finance company (the maximum exposure for the Company in 2020 is $584). The Company has recorded a liability of $1,498 related to these guarantees as of March 31, 2020.

In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $7,877 as of March 31, 2020, including $3,200 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through April 2021. As of March 31, 2020, the Company’s foreign subsidiaries are contingently liable for a total of $2,321 in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $10,198 as of March 31, 2020.

INDEX
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

The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP.  The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013.  In addition to seeking a rejection (rescission) of the purchase contract, the plaintiff is seeking special and consequential damages.  The original purchase price of the equipment was approximately $8,500. GEFCO disputes the plaintiff’s allegations and intends to defend this lawsuit vigorously. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate a range of loss, if any, at this time.

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

Note 16.  Shareholders’ Equity
Under the Company’s long-term incentive plans, key members of management may be issued restricted stock units (“RSUs”) each year based upon the financial performance of the Company and its subsidiaries. The number of RSUs granted to employees each year is determined based upon the performance of individual subsidiaries and consolidated financial performance.  Generally, for RSUs granted through 2016, each award will vest at the end of five years from the date of grant, or at the time a recipient retires after reaching age 65, if earlier. Awards granted in 2017 and 2018 will vest at the end of three years from the date of grant or at the time a recipient retires after reaching age 65, if earlier. Awards granted in 2019 and thereafter will vest ratably, at the end of each year from the date of grant, over a three-year period. Awards granted through February 2020 were granted based upon past performance and were typically granted each year, shortly after the end of the year.  Beginning in March 2020, the incentive plan was modified to award a combination of RSUs and Performance Stock Units (“PSUs”) which are granted in March each year based upon performance targets for the next three years, as approved by the Company’s board of directors.  Fifty percent of the awards granted are time based vesting RSUs and the other fifty percent are performance based awards granted at the plan’s targeted performance. The actual number of PSUs ultimately vesting can vary from zero to 200% of target, based upon the Company performance. Additional RSUs are granted to the Company’s outside directors under the Company’s Non-Employee Directors Compensation Plan with a one-year vesting period.

A total of 47 and 13 RSUs vested during the three-month periods ended March 31, 2020 and 2019, respectively.  The Company withheld 15 and 4 shares due to statutory payroll tax withholding requirements upon the vesting of the RSUs during each of the first three-month periods in 2020 and 2019, respectively, and used Company funds to remit the related required minimum withholding taxes to the various tax authorities.  The vesting date fair value of the RSUs that vested during the first three months of 2020 and 2019 was $1,804 and $509, respectively.  The grant date fair value of the RSUs granted based upon past performance during the first three months of 2020 and 2019 was $3,176 and $1,448, respectively. The grant date fair value of RSUs and PSUs granted in the first three months of 2020 based upon targeted future performance was $5,688. Compensation expense of $933 and $887 was recorded in the three-month periods ended March 31, 2020 and 2019, respectively, to reflect the fair value of RSUs granted to employees amortized over the portion of the vesting period occurring during the periods.

INDEX

Note 17.  Other Income, Net of Expenses
Other income, net of expenses for the three-month periods ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020	2019
Interest income	$220	$275
Gain (loss) on investments	(65)	149
Other	79	44
Total	$234	$468

Note 18.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk.  From time to time, the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.  The fair value of the derivative financial instruments is recorded on the Company’s unaudited condensed consolidated balance sheets and is adjusted to fair value at each measurement date.  The changes in fair value are recognized in the accompanying unaudited condensed consolidated statements of income in the current period.  The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.  The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8,332 during the three-month period ended March 31, 2020. The Company reported $466 and $4 of derivative assets in other current assets at March 31, 2020 and  December 31, 2019, respectively and $49 of derivative liabilities in other current liabilities at December 31, 2019. The Company recognized, as a component of cost of sales, a net gain of $1,865 and a net loss of $76 on the changes in fair value of derivative financial instruments in the three-month periods ended March 31, 2020 and 2019, respectively.   There were no derivatives that were designated as hedges at March 31, 2020.

Note 19. Restructuring and Asset Impairment Charges

During the first three months of 2020, the Company incurred $2,711 of restructuring and asset impairment charges comprised of goodwill impairment charges of $1,646 due to a 100% impairment of goodwill related to its mobile asphalt equipment operations included in the Infrastructure Solutions segment; $344 of costs associated with the closing of its Albuquerque site and moving its operations to other Company locations; $251 of severance pay associated with exiting the oil and gas line of business at its Enid site; and $470 of severance pay associated with work force reductions at other locations.  Restructuring charges accrued, but not paid, as of March 31, 2020  was $663.  Restructuring costs accrued, but not paid as of December 31, 2019 were not significant.

The Company is in the final stage of completing its closing of its AMM operations in Germany which began in late 2018 and the site’s real estate was sold in early 2020.  Related restructuring charges totaling $512 were incurred in the first three months of 2019.

INDEX

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believes,” “anticipates,” “intends,” “forecasts” and “expects” and similar expressions.  Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2020, the Company’s expected capital expenditures in 2020, the ability of the Company to meet its working capital and capital expenditure requirements through May 2021, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the Company being called upon to fulfill certain contingencies, the granting of restricted stock units and other incentive awards, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions, the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the percentage of the Company’s equipment sold directly to end users, the impact of IRS tax regulations, payment of dividends by the Company, the impact of the Company’s efforts to impact its gross margins and inventory levels, the restructuring/relocation of Albuquerque’s operations and the ultimate sale of the Albuquerque facilities, the exiting of Enid’s oil and gas business, the disposal of the related oil and gas inventory, the marketing for sale of Enid’s production facilities and remaining water well line of business, the possibility of future goodwill impairment charges, the ultimate outcome of the Company’s current claims and legal proceedings and the continued impact of the novel coronavirus (“COVID-19”) pandemic on the Company’s business.

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

The risks and uncertainties identified herein under the caption “Item 1A. Risk Factors” in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, should be carefully considered when evaluating the Company’s business and future prospects.

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

•
design, engineer, manufacture and market additional equipment and components, including equipment for geothermal drilling, industrial heat transfer, wood chipping and grinding, commercial and industrial burners, combustion control systems; and

•	manufacture and sell replacement parts for equipment in each of its product lines.

INDEX

The Company, as we refer to it herein, consists of a total of 25 companies that are consolidated in our consolidated financial statements.  The companies include manufacturing companies, companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company. During the first quarter of 2020, the Company completed an internal reorganization of its reportable segments from three to two reportable segments (plus Corporate) and such segments are organized, operated and managed based on the products and services offered by the business units included in each segment.

Amounts previously reported under the previous segment structure have been restated to conform to the new segment structure. Additionally, in both internal and external communications, the Company is transitioning references to each individual business unit by a name associated with its location, as compared to previous references to the subsidiary company names. A brief description of each segment is as follows:

Infrastructure Solutions - The Infrastructure Solutions segment, also referred to herein as the Infrastructure Solutions Group, is comprised of 13 business units. These business units include Astec, Inc. (“CHA-Jerome Ave”), Roadtec, Inc. (“CHA-Manufacturers Rd”), Carlson Paving Products, Inc. (“Tacoma”), Heatec, Inc. (“CHA-Wilson Rd”), CEI Enterprises, Inc. (“Albuquerque”), GEFCO, Inc. (“Enid”), Peterson Pacific Corp. (“EUG-Airport Rd”), Power Flame Incorporated (“Parsons”), RexCon, Inc. (“Burlington”), Astec Mobile Machinery GmbH (“AMM”), Astec Australia Pty Ltd (“Australia”), Astec LatAm (“LatAm), and Astec Thailand (“Thailand”). Products designed, engineered, manufactured and marketed by this group include a complete line of asphalt plants and their related components, asphalt pavers, screeds, milling machines, material transfer vehicles, stabilizers and related ancillary equipment, concrete plants, water well drilling rigs, wood chippers, wood grinders, heaters, commercial burners and industrial burners.  The principal purchasers of the segment’s products are asphalt producers, highway and heavy equipment contractors, foreign and domestic governmental agencies, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets.

In 2018, the Company decided to close and cease operations at AMM, located in Germany, and its land and buildings were sold in January 2020. In late 2019, the Company announced the closing of its Albuquerque site due to market conditions and underutilization of the manufacturing facility. Responsibilities for manufacturing and marketing of Albuquerque product lines were transferred to other Company facilities within the Infrastructure Solutions segment in late 2019 and early 2020. The Albuquerque site was closed as of March 31, 2020 and its land and buildings are currently accounted for as held for sale. In late 2019, the Company impaired and discontinued Enid’s oil and gas product lines and is in the process of disposing of the related oil and gas inventory.  The Company is also currently marketing its Enid production facilities and remaining water well line of business for sale.

Materials Solutions – The Materials Solutions segment, also referred to herein as the Material Solutions Group is comprised of 10 business units which are focused on designing and manufacturing heavy processing equipment, as well as servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. These business units are Telsmith, Inc. (“Mequon”), Kolberg-Pioneer, Inc. (“Yankton”), Astec Mobile Screens, Inc. (“Sterling”), Johnson Crushers International, Inc. (“EUG-Franklin Blvd”), Breaker Technology Ltd/Breaker Technology, Inc. (“Thornbury”), Osborn Engineered Products, SA (Pty) Ltd (“Johannesburg”), Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), Telestack Limited (“Omagh”), Astec India (“India”) and Astec AME (“AME”). The principal purchasers of products produced by this group are distributors, open mine operators, quarry operators, port and inland terminal operators, highway and heavy equipment contractors and foreign and domestic governmental agencies.

Corporate - This category consists of business units that do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments and includes the Company’s parent company and Astec Insurance Company (“Astec Insurance”), a captive insurance company.  Certain start-up costs related to foreign sales offices are also included in Corporate’s operating results. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes, state deferred taxes and corporate overhead and, thus, these costs are included in the Corporate category.

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

INDEX

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

In addition to public sector funding, the economies in the markets the Company serves, the price of liquid asphalt, the price of oil and natural gas, and the price of steel may each affect the Company’s financial performance. Economic downturns generally result in decreased purchasing by the Company’s customers, which, in turn, causes reductions in sales and increased pricing pressure on the Company’s products. Rising interest rates also typically negatively impact customers’ attitudes toward purchasing equipment. The Federal Reserve has maintained historically low interest rates in response to the economic downturn which began in 2009 with several rate adjustments (both up and down) in recent years. The current Federal Funds Rate is considered in the historically low range and future rate changes may occur.

Significant portions of the Company’s revenues from the Infrastructure Solutions Group relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and, therefore, affects demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. While current oil prices are at recent record lows, oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products. The Company believes the continued funding of the FAST Act federal highway bill passed in December 2015, together with the prospect of potential replacement funding, have a greater potential to impact the buying decisions of the Company’s customers than does the fluctuation of oil prices in 2020 and 2021.

INDEX

Contrary to the impact of oil prices on many of the asphalt related Infrastructure Solutions Group products as discussed above, other products manufactured by the Company, which are used in heaters for refineries and oil sands, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact demand for the Company’s oil and gas related products.

Steel is a major component in the Company’s equipment. Steel prices remained level during the first quarter of 2020 but began a decline in April 2020 due to the unprecedented fall in demand as a result of the effects of COVID-19. Mills have responded and shuttered much of their production. Prices are expected to remain at lower levels as supply and demand moves toward balance. The Company will continue to utilize forward looking contracts when it deems conditions are appropriate (with no minimum or specified quantity guarantees) to minimize the impact of any price increases. We will continue to monitor trends in steel prices in 2020 and establish future contract pricing accordingly.

In addition to the factors stated above, many of the Company’s markets are highly competitive, and its products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products. From 2010 through mid-2012, a weak U.S. dollar, combined with improving economic conditions in certain foreign economies, had a positive impact on the Company’s international sales. The continued strengthened U.S. dollar since mid-2012, including significant strengthening in the first quarter of 2020, has negatively impacted pricing in certain foreign markets the Company serves. The Company expects the U.S. dollar to remain strong in the near term relative to most foreign currencies. Domestic interest rates rising in the future or weakening economic conditions abroad could cause the U.S. dollar to further strengthen, which could negatively impact the Company’s international sales.

In the United States and internationally, the Company’s equipment is marketed directly to customers as well as through dealers. During 2019, approximately 60% of the Company’s sales were to the end user. The Company expects this ratio to be between 60% and 70% for 2020.

As mentioned above, the Company has recently transitioned from a decentralized management structure to a matrix organizational management structure with major directives and decisions being made at the segment and/or parent company level.  Subsidiary president positions, with responsibility for the performance of all aspects of their local company, have been eliminated. Performance is now evaluated at the consolidated and separate segment levels.  Performance of individual subsidiaries/sites is the responsibility of segment senior managers and segment functional team leaders under their direction.  Senior finance, insurance, legal, shareholder relations, corporate accounting and other corporate matters are primarily managed at the Corporate level (i.e., Astec Industries, Inc., the parent company). Standard accounting procedures are prescribed and followed in all reporting.

The Company’s current profit sharing plans allow corporate officers and other key management participants the opportunity to earn profit sharing incentives based upon the Company’s and/or the individual group’s working capital turnover, adjusted EBITDA margin and safety. Executive and senior leadership team members, when calculated at targeted performance, are between 15% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to double the target incentive compensation for executive team members. Other salaried employees have the ability to earn profit sharing incentives of up to 5% of their annual salary and non-union hourly employees can earn between $0 and $750 each.

The Company’s current long-term incentive plans allow corporate officers and other key management participants to be awarded a 50/50 combination of service awards, Restricted Stock Units (“RSUs”), and performance awards, Performance Stock Units (“PSU”).  Service awards are granted at target performance and vest in three equal annual installments beginning on the first anniversary of the grant date, subject to continued employment.  Performance awards are granted at target performance, and are earned based upon the achievement of two equally rated performance metrics (return on invested capital (“ROIC”) and total shareholder return (“TSR”).  Total awards range from 20% to 150% of participants’ annual salaries at target and participants may earn up to 200% of their PSU award.

During 2018 through mid-2019, the Company retained the services of a specialized consulting firm to assist with the accumulation of company-wide purchasing data including a system for maintaining the data for management to utilize in negotiations with suppliers or potential suppliers in order to obtain reduced prices on raw materials and equipment components purchased. The firm also assisted with the development of sales and operational planning procedures designed to achieve significant reductions in inventory levels maintained for normal production needs and to reduce existing excess inventories. The Company expects the results of these efforts to positively impact its gross margins and inventory levels in the remainder of 2020 and thereafter.

INDEX

Results of Operations

Impact of COVID-19
The COVID-19 outbreak has caused significant disruptions to national and global economies. Our U.S. based businesses are designated as “Critical Manufacturing” infrastructure companies by the U.S. Department of Homeland Security and, as such, have remained open. Two of our foreign operations in the Material Solutions segment, located in Northern Ireland and South Africa, as dictated by their local governments, ceased manufacturing activities in late March 2020 and are expected to remain closed at least until sometime in May 2020. The Company's top priority is to protect its employees and their families, its customers and suppliers and its operations from any adverse impacts by taking precautionary measures as directed by health authorities and local governments. In early March 2020, the Company formed a COVID-19 task force, which continually monitors information from government agencies, our sites, customers, suppliers and other sources. The Company has enacted several policies to combat the spread of the virus and keep our employees and visitors safe, including work at home initiatives, limits on employee travel, visitors policies, cleaning and disinfecting procedures and mandated temperature checks for visitors and employees. We are utilizing technology to hold meetings virtually as business permits. During the first quarter of 2020, the impact on our sales and financial results was minimal with identified delayed shipments totaling $8,766 and canceled orders of $331. Additionally, customers attributed delays in remitting payments to us totaling $3,638 due to the impact of COVID-19 on their businesses.  No significant additional costs to our business were identified in the first quarter of 2020. We expect an increase in the impact from COVID-19 to our business in the second quarter and possibly thereafter. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact. As part of our strategic planning, management has prepared several fluid business models including specific actions to take in the future, depending on the magnitude of the virus on our business levels.  For a more detailed description of the risks our business faces as a result of COVID-19, please see Part II – Item 1.A. (“Risk Factors”) below.  The Company’s strong balance sheet, including $43,854 of cash on hand, no borrowings under its domestic $150,000 bank line of credit, only $1,171 of debt outstanding on its foreign banking arrangements and $25,672 of cash expected to be received from U.S. tax refund request filed due to changes in net operating loss (“NOL”) carryback rules under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, will aid the Company in withstanding possible future negative impacts of COVID-19.  As discussed elsewhere in this report, as part of the Company’s management transition from a decentralized management model to a matrix organizational management structure, the Company has taken numerous steps to right size it operations. While COVID-19 did not have a material impact on the Company’s first quarter 2020 operations, management has prepared several scenarios of possible future impacts and related costs and cash savings action steps to take as the circumstances dictate. See the Liquidity and Capital Resources section below for addition information concerning the Company’s liquidity.

Restructuring Charges
During the first three months of 2020, the Company incurred $2,711 ($2,679 in the Infrastructure Solutions segment and $32 in the Materials Solutions segment) of restructuring and asset impairment charges comprised of goodwill impairment charges of $1,646 due to a 100% impairment of goodwill related to its mobile asphalt equipment operations included in the Infrastructure Solutions segment; $344 of costs associated with the closing of its Albuquerque site and moving its operations to other Company locations; $251 of severance pay associated with exiting the oil and gas line of business at its Enid site; and $470 of severance pay associated with work force reductions at other locations.

The Company is in the final stage of completing its closing of its AMM operations in Germany which began in late 2018 and the site’s real estate was sold in early 2020.  Related restructuring charges totaling $512 were incurred in the first three months of 2019.

Net Sales
Net sales for the first quarter of 2020 were $288,848 compared to $325,780 for the first quarter of 2019, a decrease of $36,932 or 11.3%. Sales are generated primarily from new equipment and parts sales to domestic and international customers.  Sales decreased in both the Infrastructure Solutions and Material Solutions Groups. Domestic sales for the first quarter of 2020 as compared to the first quarter of 2019 declined by 11.0%, due primarily to reduced backlogs entering into the first quarter of 2020 as compared to the first quarter of 2019. International sales in the first quarter of 2020 decreased 12.7% as compared to the first quarter of 2019, partially due to the impact from the strong U.S. dollar causing Company products produced in the United States to be more expensive. Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the first quarter of 2020 would have been $2,783 higher had first quarter 2020 foreign exchange rates been the same as first quarter 2019 rates.

INDEX

Domestic sales for the first quarter of 2020 were $233,882 or 81.0% of consolidated net sales compared to $262,829 or 80.7% of consolidated net sales for the first quarter of 2019, a decrease of $28,947 or 11.0%. Domestic sales for the first quarter of 2020 as compared to the first quarter of 2019 decreased by $14,269 in the Infrastructure Solutions Group and $14,678 in the Materials Solutions Group.

International sales for the first quarter of 2020 were $54,966 or 19.0% of consolidated net sales compared to $62,951 or 19.3% of consolidated net sales for the first quarter of 2019, a decrease of $7,985 or 12.7%. International sales for the first quarter of 2020 as compared to the first quarter of 2019 decreased $2,362 in the Infrastructure Solutions Group and $5,623 in the Materials Solutions Group.  Decreases in international sales in Canada, South America, Australia, Mexico and Asia were partially offset by increases in sales in Brazil, the West Indies and Europe.

Parts sales for the first quarter of 2020 were $88,708 compared to $92,601 for the first quarter of 2019, a decrease of $3,893 or 4.2%.  Parts sales as a percentage of net sales increased 230 basis points to 30.7% in the first quarter of 2020 compared to 28.4% in the first quarter of 2019.  Parts sales decreased $2,289 in the Infrastructure Solutions Group and $1,604 in the Materials Solutions Group.

Gross Profit
Consolidated gross profit decreased $2,829 or 3.7% to $74,021 for the first quarter of 2020 compared to $76,850 for the first quarter of 2019.  Gross profit as a percentage of sales increased 200 basis points to 25.6% for the first quarter of 2020 compared to 23.6% for the first quarter of 2019 due primarily to improved overhead absorption variances (partially resulting from the Company’s new capacity and load sharing between facilities as part of the Company’s restructuring activities which began in late 2019), reduced manufacturing labor (partially due to the late 2019 and early 2020 Company’s efforts to right size its operations) and reduced material costs associated with the Company’s strategic procurement efforts.

Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses decreased $1,993, or 3.4%, to $56,167 or 19.4% of net sales for the first quarter of 2020, compared to $58,160 or 17.9% of net sales for the first quarter of 2019 primarily due to a $3,034 decrease in general and administrative expenses (primarily outside services and consultants ($2,650)), partially offset by a $1,616 increase in selling expenses (primarily increased exhibit costs associated with the once every three year ConExpo show ($4,182), partially offset by reduction in other exhibit costs ($1,369) and salaries and commissions ($1,142)).

Interest Expense
Interest expense for the first quarter of 2020 decreased $611 to $37 from $648 for the first quarter of 2019 due primarily to the Company not having any loans outstanding on the Company’s domestic line of credit in the first quarter of 2020.

Other Income, Net of Expenses
Other income, net of expenses was $234 for the first quarter of 2020 compared to $468 for the first quarter of 2019, a decrease of $234 due primarily to reduced investment earnings.

Income Tax Expense
The Company’s income tax benefit for the first three months of 2020 was $5,143 compared to income tax expense of $3,781 for the first three months of 2019. The Company’s combined effective income tax rate was (33.5)% for the first quarter of 2020 compared to 21.0% for the first quarter of 2019. The tax provision for the three months ended March 31, 2020 includes a $9,532, or $0.42 per diluted share, tax benefit resulting from provisions of the CARES Act enacted on March 27, 2020. Among other provisions, the CARES Act modified the NOL carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years.  This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

INDEX

Net Income
The Company’s net income attributable to controlling interest was $20,644 for the first quarter of 2020 compared to $14,274 for the first quarter of 2019, an increase of $6,370 or 44.6%, primarily resulting from a $9,532 tax benefit from the provisions of the CARES act, partially offset by a pre-tax increase of $2,199 in restructuring and asset impairment charges between periods. Net income attributable to controlling interest per diluted share was $0.91 for the first quarter of 2020 compared to $0.63 for the first quarter of 2019, an increase of $0.28.  Diluted shares outstanding for the quarters ended March 31, 2020 and 2019 were 22,713 and 22,646, respectively.

Dividends
In February 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the third quarter of 2013.  In July 2018, the Company’s Board of Directors approved a revised quarterly dividend of $0.11 per share, a 10% increase.  The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement, among other factors.  The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future. The Company paid quarterly dividends of $0.11 per common share to shareholders in the first quarter of 2020 and 2019.

Backlog
The backlog of orders as of March 31, 2020 was $245,431 compared to $236,548 as of March 31, 2019, an increase of $8,883 or 3.8%. Domestic backlogs increased $23,372 or 14.4% while international backlogs decreased $14,489 or 19.4%.  The backlog increased $25,351 in the Infrastructure Solutions Group and decreased $16,468 in the Materials Solutions Group.  The Company is unable to determine whether the changes in backlogs were experienced by the industry as a whole; however, the Company believes the changes in backlogs reflect the current economic conditions the industry is experiencing.

Employees
Due to restructuring plans implemented by the Company in the last quarter of 2019 and the first quarter of 2020, including its efforts to right-size its workforce considering current production requirements, the Company reduced its employee headcount 13.6% compared to March 31, 2019 (from 4,344 employees at March 31, 2019 to 3,866 employees at December 31, 2019 to 3,753 at March 31, 2020) and will continue to evaluate future staffing needs as sales and production levels dictate.

Segment Net Sales:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Infrastructure Solutions Group	$202,618	$219,249	$(16,631)	(7.6)%
Materials Solutions Group	86,230	106,531	(20,301)	(19.1)%

Infrastructure Solutions Group: Sales in this group were $202,618 for the first quarter of 2020 compared to $219,249 for the same period in 2019, a decrease of $16,631 or 7.6%. The group’s backlog at the end of the first quarter of 2020 as compared to the end of the first quarter of 2019 increased $25,351 or 19.1%. Domestic sales for the Infrastructure Solutions Group decreased $14,269 or 7.6% for the first quarter of 2020 compared to the same period in 2019 due primarily to decreases in asphalt plant and mobile asphalt equipment sales, including $7,532 of orders whose shipment was delayed to COVID-19 issues. International sales for the Infrastructure Solutions Group decreased $2,362 or 7.4% for the first quarter of 2020 compared to the same period in 2019 due primarily to decreases in asphalt plant sales. International sales decreases between periods occurred primarily in Canada, Australia and Mexico, partially offset by increases in sales into the West Indies, Brazil and Europe.  Parts sales for the Infrastructure Solutions Group decreased 3.6% for the first quarter of 2020 compared to the same period in 2019.

INDEX

Materials Solutions Group: Sales in this group were $86,230 for the first quarter of 2020 compared to $106,531 for the same period in 2019, a decrease of $20,301 or 19.1%. The group’s backlog at the end of the first quarter of 2020 as compared to the end of the first quarter of 2019 decreased $16,468 or 15.9%. Domestic sales for the Materials Solutions Group decreased by $14,678 or 19.4% for the first quarter of 2020 compared to the same period in 2019 due primarily to decreased sales into the Company’s traditional rock quarry markets.  International sales for the Material Solutions Group decreased $5,623 or 18.2% for the first quarter of 2020 compared to the same period in 2019 due primarily to reductions in sales into the mining industry. International sales decreases between periods occurred primarily in South America, Canada and Asia, partially offset by sales increases in Brazil.  Parts sales for this group decreased 5.5% for the first quarter of 2020 compared to the same period in 2019.

Segment Profit (Loss):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Infrastructure Solutions Group	$17,220	$18,070	$(850)	(4.7)%
Materials Solutions Group	6,035	8,678	(2,643)	(30.5)%
Corporate	(2,923)	(12,908)	9,985	77.4%

Infrastructure Solutions Group: Segment profit for the Infrastructure Solutions Group was $17,220 for the first quarter of 2020 compared to $18,070 for the same period in 2019, a decrease of $850 or 4.7%. Segment profits were favorably impacted by an increase in gross profit of $1,614 due to a 270 basis point increase in gross margins between periods (26.1% and 23.4% for the first quarter of 2020 and 2019, respectively) and a reduction in general and administrative expenses of $1,169. The increases were offset by increases in selling expenses ($1,673) and restructuring and asset impairment charges of $2,679, including $1,646 of goodwill impairment related to the Company’s mobile asphalt equipment product lines.

Materials Solutions Group: Segment profit for the Materials Solutions Group was $6,035 for the first quarter of 2020 compared to $8,678 for the same period in 2019, a decrease of $2,643 or 30.5%.  The decrease in segment profits between periods resulted from a decrease in gross profit of $4,540 due primarily to decreased sales of $20,301 between periods. Gross margins remained relatively constant between periods at 24.4% and 24.0% for the first quarters of 2020 and 2019, respectively. Segment profits were positively impacted by decreases in general and administrative expenses ($1,084) and selling expenses ($481).

Corporate: Corporate operations had a loss of $2,923 for the first quarter of 2020 compared to a loss of $12,908 for the first quarter of 2019, a favorable change of $9,985 or 77.4%, due primarily to reductions in income taxes ($9,069) and interest expense ($548).

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its (1) cash on hand, (2) borrowing capacity under a $150,000 revolving credit facility and (3) cash flows from operations, which may be negatively affected in the future as a result of COVID-19. The Company had $43,854 of cash available for operating purposes as of March 31, 2020, of which $11,172 was held by the Company's foreign subsidiaries. The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, greatly reduced any additional taxes on these funds should the Company decide to repatriate these funds to the United States. At March 31, 2020, or at any time during the first three months of 2020, the Company had no borrowings outstanding under its $150,000 domestic revolving credit facility. Net of letters of credit totaling $7,877, the Company had borrowing availability of $142,123 under the revolving credit facility as of March 31, 2020.  The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.  The Company was in compliance with the financial covenants of the agreement at March 31, 2020.

INDEX

The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Osborn”), has a credit facility of $5,338 with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of March 31, 2020, Osborn had no outstanding borrowings but had $883 in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of March 31, 2020, Osborn had available credit under the facility of $4,455.

The Company’s Brazilian subsidiary, Astec Brazil, has a $667 working capital loan outstanding as of March 31, 2020 from a Brazilian bank with an interest rate of 10.4%.  The loan’s final monthly payment is due in April 2024 and the debt is secured by Astec Brazil’s manufacturing facility and also by letters of credit totaling $3,200 issued by Astec Industries, Inc. Additionally, as of March 31, 2020 Astec Brazil had $504 outstanding under order anticipation agreements with a local bank with maturity dates through September 2020, which are included as short-term debt in the accompanying condensed unaudited consolidated balance sheets.

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
Net income	$20,483	$14,217	$6,266
Depreciation and amortization	6,328	6,551	(223)
Provision for warranties	2,732	2,746	(14)
Deferred income tax provision	13,494	3,931	9,563
Asset impairment charge	1,646	--	1,646
Changes in working capital:
Trade and other receivables	(16,644)	(3,809)	(12,835)
Inventories	(315)	(10,891)	10,576
Prepaid expenses and other assets	2,495	1,156	1,339
Accounts payable	7,792	3,970	3,822
Customer deposits	(5,154)	(4,769)	(385)
Product warranty accruals	(2,129)	(2,643)	514
Prepaid, refundable and income taxes payable, net	(18,469)	594	(19,063)
Other, net	(6,698)	934	(7,632)
Net cash provided by operating activities	$5,561	$11,987	$(6,426)

Net cash provided from operating activities decreased by $6,426 for the first three months of 2020 as compared to the first three months of 2019 due primarily to increases in the growth of receivables ($12,835) and prepaid, refundable and income taxes payable, net of ($19,063), partially offset by an increase in net income $6,266, changes in the growth inventories of $10,576 and deferred income tax provision of $9,563.

Cash Flows from Investing Activities:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
Expenditures for property and equipment	$(5,774)	$(3,723)	$(2,051)
Other	1,726	(51)	1,777
Net cash used by investing activities	$(4,048)	$(3,774)	$(274)

Net cash used by investing activities increased by $274 for the first three months of 2020 as compared to the same period in 2019.

INDEX

Total capital expenditures for 2020 are currently forecasted to be approximately $30,000. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products.  The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through May 2021.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
Payment of dividends	$(2,485)	$(2,478)	$(7)
Net change in borrowings from banks	(696)	(3,213)	2,517
Other, net	(603)	103	(706)
Net cash used by financing activities	$(3,784)	$(5,588)	$1,804

Cash used by financing activities decreased by $1,804 for the first three months of 2020 compared to the same period in 2019 due primarily to the Company having no borrowings or repayments under its domestic line of credit during the first three months of 2020.

Financial Condition
The Company’s total current assets increased to $534,182 as of March 31, 2020 from $506,304 as of December 31, 2019, an increase of $27,878 or 5.5%, due primarily to increases in prepaid and refundable income taxes ($18,791) and trade receivables and contract assets ($16,439) offset by a decrease in cash and cash equivalents of ($5,003) during the first three months of 2020.

The Company’s total current liabilities decreased to $168,890 as of March 31, 2020 from $172,767 as of December 31, 2019, a decrease of $3,877, or 2.2%, due primarily to an increase in accounts payable ($6,968) being offset by reductions in customer deposits ($5,154) and accrued payroll and related liabilities ($4,559).

Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Contingencies
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $1,828 at March 31, 2020. These arrangements expire at various dates through December 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31st of the prior year, on certain past customer equipment purchases that were financed by an outside finance company (the maximum exposure for the Company in 2020 is $584). The Company has recorded a liability of $1,498 related to these guarantees as of March 31, 2020.

In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $7,877 as of March 31, 2020, including $3,200 of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through April 2021. As of March 31, 2020, the Company’s foreign subsidiaries are contingently liable for a total of $2,321 in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $10,198 as of March 31, 2020.

INDEX

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

Off-balance Sheet Arrangements
As of March 31, 2020, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
During the three months ended March 31, 2020, there were no material changes in the Company’s commitments or contractual liabilities disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

INDEX

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to material weaknesses in the Company’s internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Internal Control over Financial Reporting
Other than the remediation efforts discussed below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Note 15, Contingent Matters, to the accompanying unaudited condensed financial statements and Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company’s business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results. The Company is adding the following risk factors to those disclosed in its Report on Form 10-K for the year ended December 31, 2019.

INDEX

The Outbreak of the Novel Coronavirus (COVID-19) Pandemic
The spread of the novel coronavirus (COVID-19), declared a global pandemic by the World Health Organization in March 2020, has spread to many countries around the world and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, travel restrictions and quarantines, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. Though the Company’s U.S. business has been deemed “Critical Manufacturing” by the U.S. Department of Homeland Security, and U.S. locations have remained open, two of our foreign businesses closed in March 2020 and are not expected to reopen until sometime in May.  The Company has also experienced and may continue to experience disruptions that prevent it from meeting the demands of its sales force and customers, including disruptions to the manufacturing of its products and supply chain, disruptions to its distribution network, disruptions in or restrictions on the ability of its employees, contractors, sales force and other business partners to work effectively and disruptions in the shipment of its products. In addition, the Company’s increased use of remote work technology could increase our risk of cybersecurity breaches and related information technology threats.  Further, the Company’s management team and members of the Company’s COVID-19 task force are committing increased resources to managing the Company’s response to the pandemic and such attention is being diverted from day-to-day Company operations, which could hinder the Company’s ability to implement new or innovative strategies.  The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may also negatively impact the Company's ability to meet the financial covenants of its debt agreements with various banking institutions if the Company’s financial health declines.  The impact of COVID-19 and measures implemented to slow the spread could also cause delay in, or limit the ability of, the Company’s customers to make timely payments to the Company. In addition, the pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. During the COVID-19 pandemic and even after it has subsided, the Company may continue to experience adverse impacts to the Company’s business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause its ultimate customers and potential customers to postpone or reduce spending on its products or put downward pressure on prices.

Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to the inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, and cash flows and liquidity may also have the effect of intensifying many of the other risks described in the “Risk Factors” section  set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150,000 of its common stock.  Through December 31, 2018, the Company had repurchased 582 shares of its stock at total cost of $24,149 under this program.  Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors.  No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time.  No additional shares were repurchased under this plan during 2019 or the first three months of 2020.

Items 3, 4 and 5 are not applicable and have been omitted.

INDEX

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective April 30, 2020.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 11, 2020	/s/ Barry A. Ruffalo
Barry A. Ruffalo Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2020	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial and Accounting Officer)