Form 10-Q
period 2020-09-30
ASTEC INDUSTRIES INC
filed 2020-11-06
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2020
Common Stock, par value $0.20	22,609,332

INDEX
ASTEC INDUSTRIES, INC.

INDEX
PART I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
Astec Industries, Inc.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,529	$48,857
Investments	3,746	1,547
Trade receivables and contract assets, net	127,160	120,271
Other receivables	5,673	4,576
Inventories	261,481	294,536
Prepaid and refundable income taxes	13,274	15,234
Assets held for sale	1,213	3,084
Prepaid expenses and other assets	12,082	18,199
Total current assets	533,158	506,304
Property and equipment, net	182,817	190,363
Investments	14,355	16,104
Goodwill	36,410	33,176
Intangible assets, net	32,294	23,536
Deferred income tax assets	11,361	24,696
Other long-term assets	9,260	6,319
Total assets	$819,655	$800,498
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$147	$209
Short-term debt	404	1,130
Accounts payable	53,141	57,162
Customer deposits	27,747	42,874
Accrued product warranty	10,512	10,261
Accrued payroll and related liabilities	26,683	24,718
Accrued loss reserves	2,386	2,299
Other current liabilities	40,219	34,114
Total current liabilities	161,239	172,767
Long-term debt	380	690
Deferred income tax liabilities	1,572	896
Other long-term liabilities	33,181	23,658
Total liabilities	196,372	198,011
Shareholders’ equity	622,901	601,949
Non-controlling interest	382	538
Total equity	623,283	602,487
Total liabilities and equity	$819,655	$800,498
See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX
Astec Industries, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$231,404	$255,807	$785,551	$886,389
Cost of sales	180,967	203,947	601,478	674,362
Gross profit	50,437	51,860	184,073	212,027
Selling, general, administrative and engineering expenses	48,828	47,643	147,757	158,594
Restructuring and asset impairment charges	2,417	875	11,122	1,431
(Loss) income from operations	(808)	3,342	25,194	52,002
Interest expense	(96)	(167)	(253)	(1,299)
Other income, net of expenses	1,349	412	2,017	1,252
Income from operations before income taxes	445	3,587	26,958	51,955
Income tax (benefit) provision	(1,242)	632	(4,517)	11,420
Net income	1,687	2,955	31,475	40,535
Net (income) loss attributable to non-controlling interest	(39)	55	75	127
Net income attributable to controlling interest	$1,648	$3,010	$31,550	$40,662

Earnings per common share
Net income attributable to controlling interest:
Basic	$0.07	$0.13	$1.40	$1.81
Diluted	$0.07	$0.13	$1.38	$1.79
Weighted average number of common shares outstanding:
Basic	22,615	22,523	22,593	22,510
Diluted	22,946	22,684	22,838	22,666
Dividends declared per common share	$0.11	$0.11	$0.33	$0.33
See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX
Astec Industries, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,687	$2,955	$31,475	$40,535
Other comprehensive income (loss):
Foreign currency translation adjustments	506	(3,524)	(8,293)	(2,671)
Other comprehensive income (loss)	506	(3,524)	(8,293)	(2,671)
Comprehensive income (loss)	2,193	(569)	23,182	37,864
Comprehensive (income) loss attributable to non-controlling interest	(80)	105	171	167
Comprehensive income (loss) attributable to controlling interest	$2,113	$(464)	$23,353	$38,031
See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX
Astec Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$31,475	$40,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,370	19,698
Provision for doubtful accounts	559	1,086
Provision for warranties	7,094	7,020
Deferred compensation expense	503	74
Stock-based compensation	4,814	2,118
Deferred income tax provision	14,012	9,193
(Gain) loss on disposition of fixed assets	(826)	309
Asset impairment charge	4,146	—
Distributions to SERP participants	(1,234)	(2,067)
Change in operating assets and liabilities, net of effects of acquisitions:
(Purchase) sale of trading securities, net	(534)	883
Trade and other receivables	(1,964)	18,150
Inventories	43,170	(1,261)
Prepaid expenses and other assets	5,805	849
Accounts payable	(7,952)	(8,899)
Accrued and payroll related expenses	1,009	—
Accrued product warranty	(7,328)	(8,004)
Customer deposits	(17,966)	(4,247)
Prepaid, refundable and income taxes payable, net	8,604	8,964
Other	553	(226)
Net cash provided by operating activities	103,310	84,175
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(28,252)	—
Expenditures for property and equipment	(10,934)	(17,924)
Proceeds from sale of property and equipment	2,881	268
Proceeds from sale of assets held for sale	3,084	—
Other	285	1,407
Net cash used by investing activities	(32,936)	(16,249)
Cash flows from financing activities:
Payment of dividends	(7,457)	(7,436)
Borrowings under bank loans	175	164,850
Repayments of bank loans	(518)	(223,984)
Purchase of shares of subsidiaries	—	(16)
Sale of Company shares held by SERP	214	192
Withholding tax paid upon vesting of restricted stock units	(739)	(312)
Net cash used by financing activities	(8,325)	(66,706)
Effect of exchange rates on cash	(2,377)	(752)
Net change in cash and cash equivalents	59,672	468
Cash and cash equivalents, beginning of period	48,857	25,821
Cash and cash equivalents, end of period	$108,529	$26,289
See Notes to Unaudited Condensed Consolidated Financial Statements

INDEX
Astec Industries, Inc.
Condensed Consolidated Statements of Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands)
(unaudited)

For the Three Months Ended September 30, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, June 30, 2020	22,603	$4,520	$125,841	$(40,465)	$(1,625)	$533,268	$285	$621,824
Net income	—	—	—	—	—	1,648	39	1,687
Other comprehensive income	—	—	—	465	—	—	41	506
Dividends declared and paid	—	—	—	—	—	(2,487)	—	(2,487)
Stock-based compensation	(1)	—	1,819	—	—	—	—	1,819
RSU vesting	5	1	(1)	—	—	—	—	—
Withholding tax paid upon vesting of RSUs	—	—	(174)	—	—	—	—	(174)
SERP transactions, net	—	—	3	—	86	—	—	89
Other	—	—	—	—	2	—	17	19
Balance, September 30, 2020	22,607	$4,521	$127,488	$(40,000)	$(1,537)	$532,429	$382	$623,283

For the Nine Months Ended September 30, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2019	22,551	$4,510	$122,613	$(31,803)	$(1,714)	$508,343	$538	$602,487
Net income (loss)	—	—	—	—	—	31,550	(75)	31,475
Other comprehensive loss	—	—	—	(8,197)	—	—	(96)	(8,293)
Dividends declared and paid	—	—	7	—	—	(7,464)	—	(7,457)
Stock-based compensation	—	—	5,579	—	—	—	—	5,579
RSU vesting	56	11	(11)	—	—	—	—	—
Withholding tax paid upon vesting of RSUs	—	—	(739)	—	—	—	—	(739)
SERP transactions, net	—	—	39	—	175	—	—	214
Other	—	—	—	—	2	—	15	17
Balance, September 30, 2020	22,607	$4,521	$127,488	$(40,000)	$(1,537)	$532,429	$382	$623,283

INDEX

For the Three Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, June 30, 2019	22,531	$4,506	$122,285	$(33,751)	$(1,716)	$528,655	$629	$620,608
Net income (loss)	—	—	—	—	—	3,010	(55)	2,955
Other comprehensive loss	—	—	—	(3,474)	—	—	(50)	(3,524)
Dividends declared	—	—	3	—	—	(2,483)	—	(2,480)
Stock-based compensation	—	—	241	—	—	—	—	241
RSU vesting	15	3	(3)	—	—	—	—	—
Withholding tax paid upon vesting of RSUs	—	—	(152)	—	—	—	—	(152)
SERP transactions, net	—	—	(1)	—	(45)	—	—	(46)
Other	—	—	—	(18)	—	—	—	(18)
Balance, September 30, 2019	22,546	$4,509	$122,373	$(37,243)	$(1,761)	$529,182	$524	$617,584

For the Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non- controlling Interest	Total Equity
Balance, December 31, 2018	22,513	$4,503	$120,601	$(33,883)	$(1,886)	$495,245	$710	$585,290
Net income (loss)	—	—	—	—	—	40,662	(127)	40,535
Other comprehensive loss	—	—	—	(2,631)	—	—	(40)	(2,671)
Dividends declared	—	—	9	—	—	(7,445)	—	(7,436)
Stock-based compensation	2	—	2,014	—	—	—	—	2,014
RSU vesting	31	6	(6)	—	—	—	—	—
Withholding tax paid upon vesting of RSUs	—	—	(312)	—	—	—	—	(312)
Cumulative impact of ASU No. 2018-02	—	—	—	(721)	—	721	—	—
SERP transactions, net	—	—	67	—	125	—	—	192
Change in ownership percentage of subsidiary	—	—	—	—	—	—	(9)	(9)
Other	—	—	—	(8)	—	(1)	(10)	(19)
Balance, September 30, 2019	22,546	$4,509	$122,373	$(37,243)	$(1,761)	$529,182	$524	$617,584
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
Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Astec Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2019.
The unaudited condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The Company's sales and profit results were impacted in the third quarter of September 30, 2020 due mainly to COVID-19. Determining the extent of variances and fluctuations from COVID-19 has been difficult because there have been no easily discernible trends or patterns to the Company's business. However, the Company expects that its results of operations in the fourth quarter of 2020 may reflect an increase in the severity of the impact of the effects of COVID-19, as well as negative impacts to subsequent periods. The Company continues to monitor the effects of COVID-19 on its reported sales and profit results and has taken steps to ensure employee and visitor safety, adequate liquidity and business continuity during this pandemic.
Certain reclassifications in amounts previously reported have been made to conform to current presentation.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income. The standard requires an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings is to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard is effective for public companies for periods beginning after December 15, 2019 and the Company adopted the new standard as of January 1, 2020. As the Company’s credit losses are typically minimal, the adoption of this new standard did not have a significant impact on the Company's financial position, results of operations or cash flows and no cumulative adjustment to retained earnings was necessary.

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
Note 2.  Earnings per Share
Basic earnings per share is determined by dividing earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the potential dilutive effect of performance stock units, restricted stock units and shares held in the Company’s Supplemental Executive Retirement Plan.

INDEX
The following table sets forth net income attributable to controlling interest and the number of basic and diluted shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to controlling interest	$1,648	$3,010	$31,550	$40,662
Denominator:
Denominator for basic earnings per share	22,615	22,523	22,593	22,510
Effect of dilutive securities:
Restricted stock units	287	112	198	107
Supplemental Executive Retirement Plan	44	49	47	49
Denominator for diluted earnings per share	22,946	22,684	22,838	22,666

Note 3.  Trade Receivables and Contract Assets, net
Trade receivables and contract assets are net of allowances for credit losses of $2.0 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.
Note 4.  Inventories
Inventories consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials and parts	$163,241	$160,872
Work-in-process	56,437	61,287
Finished goods	36,377	53,650
Used equipment	5,426	18,727
Total	$261,481	$294,536
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
Note 5.  Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation of $269.7 million and $267.7 million as of September 30, 2020 and December 31, 2019, respectively.
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

The Company reevaluates the volume of trading activity for each of its investments at the end of each quarter and adjusts the level within the fair value hierarchy as needed. As indicated in the tables below (which excludes the Company’s pension assets), the Company has determined that all of its financial assets and liabilities as of September 30, 2020 and December 31, 2019 are Level 1 and Level 2 in the fair value hierarchy as defined above:

INDEX

	September 30, 2020
(in thousands)	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$387	$—	$387
SERP mutual funds	3,988	—	3,988
Preferred stocks	284	—	284
Trading debt securities:
Corporate bonds	4,972	—	4,972
Municipal bonds	—	1,141	1,141
Floating rate notes	376	—	376
U.S. government securities	1,771	—	1,771
Asset backed securities	—	2,236	2,236
Other	200	2,746	2,946
Total financial assets	$11,978	$6,123	$18,101

Financial Liabilities:
Derivative financial instruments	$—	$402	$402
SERP liabilities	—	6,721	6,721
Total financial liabilities	$—	$7,123	$7,123

	December 31, 2019
(in thousands)	Level 1	Level 2	Total
Financial Assets:
Trading equity securities:
SERP money market fund	$208	$—	$208
SERP mutual funds	4,419	—	4,419
Preferred stocks	282	—	282
Trading debt securities:
Corporate bonds	5,117	—	5,117
Municipal bonds	—	1,154	1,154
Floating rate notes	535	—	535
U.S. government securities	2,035	—	2,035
Asset backed securities	—	2,316	2,316
Other	473	1,112	1,585
Derivative financial instruments	—	4	4
Total financial assets	$13,069	$4,586	$17,655

Financial Liabilities:
Derivative financial instruments	$—	$49	$49
SERP liabilities	—	6,645	6,645
Total financial liabilities	$—	$6,694	$6,694
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
The Company has $85.1 million in a government money market fund at September 30, 2020, which is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet.

INDEX
Note 7.  Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, as of October 31, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the first quarter of 2020, as part of the Company’s ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value, the Company performed an interim goodwill impairment test as of March 31, 2020 over the mobile asphalt equipment reporting unit. Based on the results of this testing, the Company recorded a $1.6 million pre-tax non-cash impairment charge (in the Infrastructure Solutions segment) to fully impair the mobile asphalt equipment reporting unit’s goodwill in the first quarter of 2020. This charge was included along with other restructuring and asset impairment charges in the accompanying unaudited condensed statement of income for nine months ended September 30, 2020. No impairment was recorded during the three months ended September 30, 2020. The only other change to goodwill from values reported as of December 31, 2019 was the goodwill acquired as part of the BMH Systems acquisition (see Note 8) and the impact of foreign exchange rate changes on certain goodwill in the Materials Solutions segment during the nine months ended September 30, 2020.
The carrying value of goodwill at September 30, 2020 and December 31, 2019 was $36.4 million and $33.2 million, respectively.
Note 8. Acquisitions
CON-E-CO Acquisition - The Company entered into a Stock Purchase Agreement, dated as of July 20, 2020, by and between Oshkosh Corporation for the purchase of the CON-E-CO concrete equipment company in Nebraska. The purchase price was $13.8 million, after adjustments, and was paid in cash. The Company's preliminary allocation of the purchase price resulted in the recognition of $3.9 million of intangible assets primarily consisting of customer relationships (8 year life) and trade name (15 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a full-line concrete batch plant manufacturer, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition.

The following table summarizes the preliminary allocations of the total purchase price:

(in thousands)	Amount
Cash	$69
Accounts receivable	2,282
Inventories	8,128
Other assets	6,635
Intangible assets	3,879
Total assets acquired	20,993
Accounts payable and other	(4,316)
Advance customer deposits	(2,839)
Total liabilities assumed	(7,155)
Total purchase price	$13,838

BMH Systems Acquisition - The Company entered into a Share Purchase Agreement, dated as of August 3, 2020, by and between BMH Systems ("St. Bruno") - for the purchase of the concrete equipment company in Montreal, Canada. The purchase price was $15.7 million, after adjustments, and was paid in cash. The Company's preliminary allocation of the purchase price resulted in the recognition of $5.3 million of goodwill and $6.8 million of other intangible assets primarily consisting of customer relationships (9 year life) and of trade name (15 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a full-line concrete batch plant manufacturer, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary allocations of the total purchase price:

INDEX

(in thousands)	Amount
Cash	$1,217
Accounts receivable	4,176
Inventories	1,986
Goodwill	5,258
Other assets	6,020
Intangible assets	6,822
Total assets acquired	25,479
Total liabilities assumed	(9,779)
Total purchase price	$15,700

Proforma financial information is not included since not significant.
Note 9. Debt
In February 2019, the Company and certain of its subsidiaries amended their 2012 amended and restated credit agreement whereby the lender increased the Company's unsecured line of credit to $150.0 million, including a sub-limit for letters of credit of up to $30.0 million and extended the maturity date to December 29, 2023. Other significant terms were left unchanged. There were no borrowings outstanding under the agreement as of September 30, 2020, December 31, 2019 or at any time during the nine months ended September 30, 2020. Letters of credit totaling $8.6 million, including $3.2 million of letters of credit issued to banks in Brazil to secure the local debt of Astec do Brasil Fabricacao de Equipamentos Ltda. (“Astec Brazil”), were outstanding under the credit facility as of September 30, 2020. Additional borrowing available under the credit facility was $141.4 million as of September 30, 2020. Borrowings under the agreement are subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75% margin. The unused facility fee is 0.125%. The amended and restated credit agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.
The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Johannesburg”), has a credit facility of $5.6 million with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2020, Johannesburg had no outstanding borrowings but had $0.8 million in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2020, Johannesburg had available credit under the facility of $4.8 million. The interest rate is 0.25% less than the South Africa prime rate.
The Company’s Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), had a $0.5 million and $0.9 million working capital loan outstanding as of September 30, 2020 and December 31, 2019, respectively, from a Brazilian bank with an interest rate of 10.4%. The loan’s final monthly payment is due in April 2024 and the debt is secured by Belo Horizonte’s manufacturing facility. Belo Horizonte’s debt is included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($0.1 million and $0.2 million) and long-term debt ($0.4 million and $0.7 million) as of September 30, 2020 and December 31, 2019, respectively. Additionally, as of September 30, 2020 and December 31, 2019, respectively, Belo Horizonte had $0.4 million and $1.1 million outstanding under order anticipation agreements with a local bank with maturity dates through September 2020, which are included as short-term debt in the accompanying unaudited condensed consolidated balance sheets. These loans are drawn under credit facilities with local Brazilian banks secured by letters of credit totaling $3.2 million issued by Astec Industries, Inc.
The Company’s U.K. subsidiary, Telestack Limited (“Omagh”), has a credit facility from a U.K. bank but had no working capital loans outstanding as of September 30, 2020 and December 31, 2019. The $3.1 million credit facility size is scheduled to decrease to $0.3 million on December 31, 2020 and Omagh is currently working with the bank on an extension of the current facility size. This credit facility is guaranteed by the parent, Astec Industries, Inc., and secured by certain Omagh assets. When cash drawings against this credit facility occur they are included in the accompanying unaudited condensed consolidated balance sheets as short-term debt. Additionally, as of September 30, 2020 and December 31, 2019, respectively, Omagh had $1.3 million and $1.2 million outstanding under performance bonds and advance payment guarantees with the same U.K. bank with maturity dates through March 2021, which are contingent liabilities.

INDEX
The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Australia”), has credit facilities of $2.5 million with an Australian bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2020, Australia had no outstanding cash borrowings but had $0.3 million in performance, advance payment and retention guarantees outstanding under the facilities which are contingent liabilities. The facilities are secured by certain Australia assets. A 1.35% unused facility fee is charged on the entire $1.6 million portion which is a short-term working capital facility. As of September 30, 2020, Australia had available credit under the short-term working capital facility of $1.6 million. The interest rate is the Westpac Business One Loan Rate without a margin.
The Company’s Canadian subsidiary, St. Bruno, has credit facilities in the total amount of $1.1 million from a Canadian Bank and had a working capital loan of $0.3 million outstanding as of September 30, 2020. This credit facility is guaranteed by the parent, Astec Industries, Inc., and secured by certain St. Bruno assets. When cash drawings against this credit facility occur, they incur interest expense charged at the banks prime rate plus 0.80% and are included in the accompanying unaudited condensed consolidated balance sheets as short-term debt. Additionally, St. Bruno had no performance bonds and advance payment guarantees with the same Canadian bank as of September 30, 2020.
Note 10.  Product Warranty Reserves
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
Changes in the Company’s product warranty liability for the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reserve balance, beginning of the period	$10,691	$10,117	$10,261	$10,928
Warranty liabilities accrued	1,957	2,524	7,094	7,020
Warranty liabilities settled	(2,790)	(2,717)	(7,328)	(8,004)
Other	654	68	485	48
Reserve balance, end of the period	$10,512	$9,992	$10,512	$9,992
Note 11.  Accrued Loss Reserves
The Company records reserves for losses related to known workers’ compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.0 million and $6.8 million as of September 30, 2020 and December 31, 2019, respectively, of which $4.6 million and $4.5 million were included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Note 12.  Leases
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

INDEX
Other information concerning the Company’s operating leases accounted for under leasing guidelines and the related expense, assets and liabilities follow:

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Operating lease expense	$608	$657
Cash paid for operating leases included in operating cash flows	655	697

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Operating lease expense	$1,773	$1,907
Cash paid for operating leases included in operating cash flows	1,889	2,037

(in thousands)	September 30, 2020	December 31, 2019
Operating lease right-of-use asset	$6,568	$3,853
Operating lease short-term liability included in other current liabilities	2,043	1,846
Operating lease long-term liability included in other long-term liabilities	4,511	2,020
Weighted average remaining lease term (in years)	6.54	4.66
Weighted average discount rate used in calculating right-of-use asset	3.72%	3.56%

Note 13.  Income Taxes
The Company's combined effective income tax rates were (279.1)% and 17.6% for the three month periods ended September 30, 2020 and 2019, respectively. The Company's combined effective tax rates were (16.8)% and 22.0% for the nine month periods ended September 30, 2020 and 2019, respectively. The Company's effective tax rate for September 30, 2020 includes the effect of state income taxes, a benefit for federal and state research and development credits, a net benefit for international provisions of U.S. tax reform that became effective in 2018, and various discrete items with the largest being a benefit for the NOL carryback noted below.
The Company's recorded liability for uncertain tax positions as of September 30, 2020 has increased by approximately $1.5 million as compared to December 31, 2019 due to exposure related to federal and state credits, plus additional taxes and interest on existing reserves.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2020 income tax provision computations of the Company and are reflected in the period ended September 30, 2020. The CARES Act contains modifications to Net Operating Loss (“NOL”) carryback provisions, which will allow the Company to carryback its 2018 NOL recorded at a 21% statutory tax rate to prior tax years. This carryback to tax years with a higher statutory rate (35)% results in a net discrete tax benefit of $9.5 million for the 2020 year-to-date period.
During the three months ended September 30, 2020, the Company recorded a research and development credit benefit (net of reserve) of $1.4 million upon the filing of its 2019 US Consolidated Corporate Income Tax Return. This amount is in excess of the expected net benefit recorded during the year ended December 31, 2019.

INDEX
Note 14.  Revenue Recognition:
The following tables disaggregate our revenue by major source for the three and nine-month periods ended September 30, 2020 and 2019 (excluding intercompany sales):

	Three Months Ended September 30, 2020
(in thousands)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$73,594	$32,806	$106,400
Parts and component sales	39,641	18,560	58,201
Service and equipment installation revenue	4,920	322	5,242
Used equipment sales	3,358	290	3,648
Freight revenue	5,198	1,273	6,471
Other	1,665	(331)	1,334
Total domestic revenue	128,376	52,920	181,296

Net Sales-International:
Equipment sales	13,620	17,316	30,936
Parts and component sales	7,136	8,788	15,924
Service and equipment installation revenue	568	140	708
Used equipment sales	924	678	1,602
Freight revenue	331	418	749
Other	141	48	189
Total international revenue	22,720	27,388	50,108

Total net sales	$151,096	$80,308	$231,404

	Nine Months Ended September 30, 2020
(in thousands)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$278,653	$117,346	$395,999
Parts and component sales	128,142	54,775	182,917
Service and equipment installation revenue	17,863	1,147	19,010
Used equipment sales	17,666	703	18,369
Freight revenue	15,824	3,995	19,819
Other	1,535	(952)	583
Total domestic revenue	459,683	177,014	636,697

Net Sales-International:
Equipment sales	48,609	44,192	92,801
Parts and component sales	21,372	24,934	46,306
Service and equipment installation revenue	2,078	855	2,933
Used equipment sales	2,344	1,709	4,053
Freight revenue	1,275	1,007	2,282
Other	204	275	479
Total international revenue	75,882	72,972	148,854

Total net sales	$535,565	$249,986	$785,551

INDEX

	Three Months Ended September 30, 2019
(in thousands)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$87,478	$32,569	$120,047
Pellet plant sales	—	—	—
Parts and component sales	35,170	19,592	54,762
Service and equipment installation revenue	3,893	2,399	6,292
Used equipment sales	2,374	232	2,606
Freight revenue	4,539	1,603	6,142
Other	458	(524)	(66)
Total domestic revenue	133,912	55,871	189,783

Net Sales-International:
Equipment sales	14,605	28,988	43,593
Parts and component sales	5,491	12,792	18,283
Service and equipment installation revenue	1,376	183	1,559
Used equipment sales	520	1,116	1,636
Freight revenue	125	633	758
Other	161	34	195
Total international revenue	22,278	43,746	66,024

Total net sales	$156,190	$99,617	$255,807

	Nine Months Ended September 30, 2019
(in thousands)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$312,906	$134,660	$447,566
Pellet plant sales	20,000	—	20,000
Parts and component sales	125,530	57,673	183,203
Service and equipment installation revenue	15,102	5,456	20,558
Used equipment sales	8,527	645	9,172
Freight revenue	14,646	4,999	19,645
Other	1,187	(2,506)	(1,319)
Total domestic revenue	497,898	200,927	698,825

Net Sales-International:
Equipment sales	46,454	72,453	118,907
Parts and component sales	22,117	34,408	56,525
Service and equipment installation revenue	4,861	883	5,744
Used equipment sales	821	1,953	2,774
Freight revenue	1,044	2,064	3,108
Other	209	297	506
Total international revenue	75,506	112,058	187,564

Total net sales	$573,404	$312,985	$886,389

INDEX
Sales into major geographic regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
United States	$181,296	$189,783	$636,697	$698,825
Canada	12,089	19,157	39,749	56,170
Australia	6,809	10,067	18,144	26,037
Africa	7,141	11,491	17,939	27,408
South America	11,499	7,274	31,460	21,908
Europe	7,623	11,840	21,829	31,312
Central America	284	(114)	2,591	6,038
China, Japan & Korea	2,168	1,244	6,215	3,824
Asia (excl. China, Japan & Korea)	306	1,413	1,900	6,360
West Indies	1,140	4,084	5,952	5,651
Middle East	1,049	397	3,064	2,173
Other	—	(829)	11	683
Total foreign	50,108	66,024	148,854	187,564
Total consolidated sales	$231,404	$255,807	$785,551	$886,389
Revenue is generally recognized when obligations under the terms of a contract are satisfied and generally occurs with the transfer of control of the product or services at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company’s equipment sales represents equipment produced in the Company’s manufacturing facilities under short-term contracts for a customer’s project or equipment designed to meet a customer’s requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer’s needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing, when feasible, to ensure the equipment performs according to the customer’s need, regardless of whether the Company provides installation services in addition to selling the equipment. Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue. Expected warranty costs for our standard warranties are expensed at the time the related revenue is recognized. Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred. As contracts are typically fulfilled within one year from the date of the contract, revenue adjustments for a potential financing component or the costs to obtain the contract are not made. As of September 30, 2020, the Company had contract assets of $1.3 million and contract liabilities of $7.1 million, including $3.7 million of deferred revenue related to extended warranties. As of December 31, 2019, the Company had contract assets of $4.7 million, primarily related to billings on one large ($7.2 million) order in the Infrastructure Solutions segment, and contract liabilities of $6.5 million, including $3.5 million of deferred revenue related to extended warranties.
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
The Company currently monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, each business unit records an allowance for doubtful accounts at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date. The current policy for calculating the reserve uses the rolling twelve-month bad debt write-offs, net of recoveries, divided by the rolling twelve-month average accounts receivable balance. The Company believes the twelve-month “look-back” is most representative of current credit worthiness of the customer. After adjustments for credit balances, that percentage is then applied to the current month end accounts receivable balance to arrive at the amount to reserve. Once the reserve is calculated, each business unit reviews their accounts receivable for any known customer accounts that should be added to the reserve based on their expectation of future economic conditions that might impact the customer, which would currently include the impact of COVID-19. At a minimum, the reserve balance should equal the calculated amount before specifically reserved items and other credit loss adjustments. Thus, each business unit records their accounts receivable at an amount expected to be collected and, therefore, incorporates expected credit losses.
Amounts are deemed past due when they exceed the payment terms agreed to by the customer in the sales contract. Past due amounts are charged off when reasonable collection efforts have been exhausted and the amounts are deemed uncollectible by management. The majority of the Company’s receivables within the scope of this topic are related to equipment that requires significant down payment with other terms allowing for payment shortly after shipment, typically 30 days, which the Company believes is very short term in nature. The significant down payment requirement leads to lower write-offs because it requires an upfront commitment by customers and they ultimately don’t want to lose their upfront investment. The 30-day payment requirement after shipment allows us to quickly assess where a customer stands on their account and lets us begin collection efforts.

INDEX
Note 15.  Segment Information
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
A brief description of each of the Company’s segments is as follows:
Infrastructure Solutions - The Infrastructure Solutions segment is comprised of 15 business units. These business units include Astec, Inc. (“CHA-Jerome Ave”), Roadtec, Inc. (“CHA-Manufacturers Rd”), BMH Systems ("St. Bruno"), CON-E-CO ("Blair"), Carlson Paving Products, Inc. (“Tacoma”), Heatec, Inc. (“CHA-Wilson Rd”), CEI Enterprises, Inc. (“Albuquerque”), GEFCO, Inc. ("Enid"), Peterson Pacific Corp. (“EUG-Airport Rd”), Power Flame Incorporated (“Parsons”), RexCon, Inc. (“Burlington”), Astec Mobile Machinery GmbH (“AMM”), Astec Australia Pty Ltd (“Australia”), Astec LatAm (“LatAm”), and Astec Thailand (“Thailand”). Products designed, engineered, manufactured and marketed by this segment include a complete line of asphalt plants and their related components, asphalt pavers, screeds, milling machines, material transfer vehicles, stabilizers and related ancillary equipment, concrete plants, water well drilling rigs, wood chippers, wood grinders, heaters, commercial burners and industrial burners. The principal purchasers of the segment’s products are asphalt producers, highway and heavy equipment contractors, foreign and domestic governmental agencies, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets.
In 2018, the Company decided to close and cease operations at AMM, located in Germany, and its land and buildings were sold in January 2020. In late 2019, the Company announced the closing of its Albuquerque site due to market conditions and underutilization of the manufacturing facility. Responsibilities for manufacturing and marketing of Albuquerque product lines were transferred to other Company facilities within the Infrastructure Solutions segment in late 2019 and early 2020. The Albuquerque site was closed as of March 31, 2020 and its land and buildings were sold in the third quarter of 2020. In late 2019, the Company impaired and discontinued Enid’s oil and gas product lines and sold the remaining assets in the third quarter of 2020. Subsequent to September 30, 2020, the Company sold the remaining assets related to Enid's remaining water well line of business (see Note 21 for more information). The Company is also currently marketing its Enid production facilities.
Materials Solutions – The Materials Solutions segment is comprised of 10 business units which are focused on designing and manufacturing heavy processing equipment, as well as servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. These business units are Telsmith, Inc. (“Mequon”), Kolberg-Pioneer, Inc. (“Yankton”), Astec Mobile Screens, Inc. (“Sterling”), Johnson Crushers International, Inc. (“EUG-Franklin Blvd”), Breaker Technology Ltd/Breaker Technology, Inc. (“Thornbury”), Osborn Engineered Products, SA (Pty) Ltd (“Johannesburg”), Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), Telestack Limited (“Omagh”), Astec India (“India”) and Astec AME (“AME”). The principal purchasers of products produced by this segment are distributors, open mine operators, quarry operators, port and inland terminal operators, highway and heavy equipment contractors and foreign and domestic governmental agencies. The Company is currently in the process of closing its Mequon site and relocating those operations to other business units.
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

INDEX
Segment Information:

	Three Months Ended September 30, 2020
(in thousands)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$151,096	$80,308	$—	$231,404
Intersegment sales	6,695	11,671	—	18,366
Gross profit	29,645	20,692	100	50,437
Gross profit percent	19.6%	25.8%	—%	21.8%
Segment profit (loss)	$6,266	$7,205	$(11,712)	$1,759

	Nine Months Ended September 30, 2020
(in thousands)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$535,565	$249,986	$—	$785,551
Intersegment sales	24,976	26,767	—	51,743
Gross profit	120,857	62,911	305	184,073
Gross profit percent	22.6%	25.2%	—%	23.4%
Segment profit (loss)	$37,701	$21,709	$(28,240)	$31,170

	Three Months Ended September 30, 2019
(in thousands)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$156,190	$99,617	$—	$255,807
Intersegment sales	6,385	4,842	—	11,227
Gross profit	30,952	20,837	71	51,860
Gross profit percent	19.8%	20.9%	—%	20.3%
Segment profit (loss)	$3,889	$5,803	$(6,947)	$2,745

	Nine Months Ended September 30, 2019
(in thousands)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net sales to external customers	$573,404	$312,985	$—	$886,389
Intersegment sales	22,421	15,381	—	37,802
Gross profit	140,004	71,876	147	212,027
Gross profit percent	24.4%	23.0%	—%	23.9%
Segment profit (loss)	$48,885	$22,969	$(32,418)	$39,436
A reconciliation of total segment profit to the Company’s consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total profit shown above	$1,759	$2,745	$31,170	$39,436
Recapture (elimination) of intersegment profit	(72)	210	305	1,099
Net income	1,687	2,955	31,475	40,535
Net (income) loss attributable to non-controlling interest in subsidiaries	(39)	55	75	127
Net income attributable to controlling interest	$1,648	$3,010	$31,550	$40,662
Note 16.  Contingent Matters
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3.5 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively. These arrangements expire at various dates through December 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements.

INDEX
Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year, on certain past customer equipment purchases that were financed by an outside finance company (the maximum exposure for the Company in 2020 is $0.6 million). The Company has recorded a liability of $1.3 million related to these guarantees as of September 30, 2020.

The Company reviews off balance sheet guarantees individually, and at the loss pool level based on one agreement. Prior history is considered in regard to the Company having to perform on any off balance sheet guarantees, as well as future projections of individual customer credit worthiness. During the three and nine months ended September 30, 2020, the Company considered the implications of COVID-19 in regard to assessing credit losses related to off balance sheet guarantees.
In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $8.6 million as of September 30, 2020, including $3.2 million of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through June 2023. As of September 30, 2020, the Company’s foreign subsidiaries are contingently liable for a total of $2.4 million in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under all global letters of credit and guarantees for which the Company could be liable is $11.0 million as of September 30, 2020.
The Company and certain of its former executive officers have been named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-00024-TRM-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants are control person under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased shares of the Company’s stock between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. The Company disputes these allegations and intends to defend this lawsuit vigorously and has filed a motion to dismiss the lawsuit on October 25, 2019 which is pending. The Company has accrued a $0.6 million liability as of September 30, 2020.
The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiffs seek special and consequential damages. The purchase contract contains an exclusion of consequential damages. The original purchase price of the equipment was approximately $8.5 million. GEFCO disputes the plaintiffs' allegations and is vigorously defending the lawsuit. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. Besides a new claim based on fraudulent transfer, the allegations essentially mirror the GEFCO suit. Astec Industries, Inc. is vigorously defending that suit as well. The matter is set for mediation on November 17, 2020. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate a range of loss, if any, at this time.
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

INDEX
Note 17.  Share-Based Compensation
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
During the nine months ended September 30, 2020 and 2019, the grant date fair value of the RSUs granted based upon past performance was $2.7 million and $2.8 million, respectively. During the nine months ended September 30, 2020, the grant date fair value of the PSUs granted based upon targeted future performance and RSUs granted to our non-employee directors was $3.4 million and $1.0 million, respectively.
The total stock-based compensation expense was $1.6 million and $4.1 million for the three and nine months periods ended September 30, 2020, respectively, and $0.2 million and $1.6 million for the three and nine month periods ended September 30, 2019, respectively.
The following table presents the stock plan activity for the nine months ended September 30, 2020 for RSUs:

	2020
	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	200,811	$41.52
Granted	95,821	29.16
Vested	(10,563)	30.18
Forfeited	(7,277)	43.88
Outstanding, September 30,	278,792	$37.64
The following table presents the stock plan activity for the nine months ended September 30, 2020 for PSUs:

	2020
	Units	Weighted Average Grant Date Fair Value
Outstanding January 1,	—	$—
Granted	95,796	35.32
Vested	(1,298)	34.66
Forfeited	(740)	34.66
Outstanding, September 30,	93,758	$35.34

INDEX
Note 18.  Other Income, Net of Expenses
Other income, net of expenses for the three and nine-month periods ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest income	$195	$369	$613	$938
Gain on investments	(29)	17	78	215
Other	1,183	26	1,326	99
Total	$1,349	$412	$2,017	$1,252

Note 19.  Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. From time to time, the Company’s foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates. The fair value of the derivative financial instruments is recorded on the Company’s unaudited condensed consolidated balance sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the accompanying unaudited condensed consolidated statements of income in the current period. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes. The U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $8.6 million during the nine-month period ended September 30, 2020. The Company reported $0.4 million of derivative liabilities in other current liabilities at September 30, 2020. At December 31, 2019, the Company reported $4 thousand of derivative assets in other current assets and $49 thousand of derivative liabilities in other current liabilities.
The Company recognized, as a component of cost of sales, a net loss of $0.4 million and a net gain of $0.4 million on the changes in fair value of derivative financial instruments in the three-month periods ended September 30, 2020 and 2019, respectively. The Company recognized, as a component of cost of sales, net gain of $0.7 million and net gain of $0.4 million on the changes in fair value of derivative financial instruments in the nine-month periods ended September 30, 2020 and 2019, respectively. There were no derivatives that were designated as hedges at September 30, 2020.
Note 20. Restructuring and Asset Impairment Charges
In late 2019, the Company began the process of restructuring and right-sizing in conjunction with its overall strategic transformation. Restructuring and asset impairment charges for the three and nine-month periods ended September 30, 2020 are presented below (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Impairment (recovery) of Company planes and costs associated with repairs	$(272)	$2,340
Goodwill impairment related to mobile asphalt equipment operations	—	1,646
Closing operations at the Mequon site and moving operations - principally severance	418	1,807
Exiting the oil and gas business at the Enid site	232	483
Severance pay associated with workforce reductions at multiple sites	2,115	3,327
Closing operations at the Albuquerque site, moving operations and sale of land and building	(296)	797
Final stages of closing AMM operations in Germany	7	292
Abandoned projects and other restructuring charges	213	430
Restructuring and asset impairment charges	$2,417	$11,122

INDEX
Restructuring and asset impairment charges for the three and nine months ended September 30, 2019 were $0.9 million and $1.4 million, respectively. The $0.9 million of restructuring charges for the three months ended September 30, 2019 are comprised of $0.4 million of costs related to the closing of AMM and $0.5 million of costs related to the exiting of the wood pellet plant line of business (primarily employee severance pay). The $1.4 million of restructuring charges for the nine months ended September 30, 2019 are comprised of $0.9 million of costs related to the closing of AMM and $0.5 million of costs related to the exiting of the wood pellet plant line of business (primarily employee severance pay).

Restructuring charges accrued, but not paid, were not significant as of September 30, 2020 and December 31, 2019.

In August 2020, the Company entered into a real estate sales agreement for the sale of the land and building at its Mequon site. The sale is expected to close in December 2020.
Note 21. Subsequent Event
On October 5, 2020, the Company closed a transaction with BAUER Equipment America, Inc. This transaction was for the sale of water well assets of the Company's Enid business unit, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $7.5 million. No gain or loss occurred upon consummation.
On November 2, 2020, the Company closed a transaction pursuant to which it purchased certain assets of Grathwol Automation, LLC ("Grathwol"). Grathwol is engaged in the business of developing and providing advanced telematics and remote diagnostics for construction equipment and related products and services. The Company has not yet completed their business combination purchase price analysis. The Company expects goodwill, if any, to be nondeductible for income tax purposes. The results of operations will be included from the date of acquisition.

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are sometimes identified by the words “will,” “would,” “should,” “could,” “may,” “believe,” “anticipate,” “intend,” “forecast” and “expect” and similar expressions. Such forward-looking statements include, without limitation, statements regarding the Company’s expected sales and results of operations during 2020, the Company’s expected capital expenditures in 2020, the ability of the Company to meet its working capital and capital expenditure requirements through November 2021, the amount and impact of any current or future state or federal funding for transportation construction programs, the need for road improvements, the amount and impact of other public sector spending and funding mechanisms, changes in the economic environment as it affects the Company, the Company being called upon to fulfill certain contingencies, the granting of restricted stock units and other incentive awards, changes in interest rates and the impact of such changes on the financial results of the Company, changes in the prices of steel and oil and the impact of such changes generally and on the demand for the Company’s products, customer’s buying decisions, the Company’s business, the ability of the Company to offset future changes in prices in raw materials, the change in the strength of the dollar and the level of the Company’s presence and sales in international markets, the impact that further development of domestic oil and natural gas production capabilities would have on the domestic economy and the Company’s business, the percentage of the Company’s equipment sold directly to end users, the impact of IRS tax regulations, payment of dividends by the Company, the impact of the Company’s efforts to impact its gross margins and inventory levels, the restructuring/relocation of Albuquerque’s operations and the ultimate sale of the Albuquerque facilities, the exiting of Enid’s oil and gas business and the water well business, the disposal of the related oil and gas inventory and the water well inventory, the marketing for sale of Enid’s production facilities, the closure of the Mequon location and associated efficiencies, the possibility of future goodwill impairment charges, the ultimate outcome of the Company’s current claims and legal proceedings and the continued impact of the novel coronavirus (“COVID-19”) pandemic on the Company’s business and global demand for the Company's products.
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
The Company, as we refer to it herein, consists of a total of 27 companies that are consolidated in our consolidated financial statements. The companies include manufacturing companies, companies that operate as dealers for the manufacturing companies, a captive insurance company and the parent company. During the first quarter of 2020, the Company completed an internal reorganization of its reportable segments from three to two reportable segments (plus Corporate) and such segments are organized, operated and managed based on the products and services offered by the business units included in each segment.

INDEX
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
Infrastructure Solutions - The Infrastructure Solutions segment is comprised of 15 business units. These business units include Astec, Inc. (“CHA-Jerome Ave”), Roadtec, Inc. (“CHA-Manufacturers Rd”), BMH Systems ("St. Bruno"), CON-E-CO ("Blair"), Carlson Paving Products, Inc. (“Tacoma”), Heatec, Inc. (“CHA-Wilson Rd”), CEI Enterprises, Inc. (“Albuquerque”), GEFCO, Inc. ("Enid"), Peterson Pacific Corp. (“EUG-Airport Rd”), Power Flame Incorporated (“Parsons”), RexCon, Inc. (“Burlington”), Astec Mobile Machinery GmbH (“AMM”), Astec Australia Pty Ltd (“Australia”), Astec LatAm (“LatAm"), and Astec Thailand (“Thailand”). Products designed, engineered, manufactured and marketed by this segment include a complete line of asphalt plants and their related components, asphalt pavers, screeds, milling machines, material transfer vehicles, stabilizers and related ancillary equipment, concrete plants, water well drilling rigs, wood chippers, wood grinders, heaters, commercial burners and industrial burners. The principal purchasers of the segment’s products are asphalt producers, highway and heavy equipment contractors, foreign and domestic governmental agencies, processors of oil, gas and biomass for energy production, ready mix concrete producers and contractors in the construction and demolition recycling markets.
In 2018, the Company decided to close and cease operations at AMM, located in Germany, and its land and buildings were sold in January 2020. In late 2019, the Company announced the closing of its Albuquerque site due to market conditions and underutilization of the manufacturing facility. Responsibilities for manufacturing and marketing of Albuquerque product lines were transferred to other Company facilities within the Infrastructure Solutions segment in late 2019 and early 2020. The Albuquerque site was closed as of March 31, 2020 and its land and buildings were sold in the third quarter of 2020. In late 2019, the Company impaired and discontinued Enid’s oil and gas product lines and sold the remaining assets in the third quarter of 2020. Subsequent to September 30, 2020, the Company sold the remaining assets related to Enid's remaining water well line of business. The Company is also currently marketing its Enid production facilities.
Materials Solutions – The Materials Solutions segment is comprised of 10 business units which are focused on designing and manufacturing heavy processing equipment, as well as servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. These business units are Telsmith, Inc. (“Mequon”), Kolberg-Pioneer, Inc. (“Yankton”), Astec Mobile Screens, Inc. (“Sterling”), Johnson Crushers International, Inc. (“EUG-Franklin Blvd”), Breaker Technology Ltd/Breaker Technology, Inc. (“Thornbury”), Osborn Engineered Products, SA (Pty) Ltd (“Johannesburg”), Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), Telestack Limited (“Omagh”), Astec India (“India”) and Astec AME (“AME”). The principal purchasers of products produced by this segment are distributors, open mine operators, quarry operators, port and inland terminal operators, highway and heavy equipment contractors and foreign and domestic governmental agencies. The Company is currently in the process of closing its Mequon site and relocating those operations to other business units.
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
Federal transportation funding operated on short-term appropriations until December 4, 2015 when the Fixing America’s Surface Transportation Act (“FAST Act”) was signed into law. The $305 billion FAST Act approved funding for highways of approximately $205 billion and transit projects of approximately $48 billion for the five-year period ending September 30, 2020. Subsequent to September 30, 2020, the FAST Act was extended for twelve months and added an additional $13.6 billion to the Highway Trust Fund.

INDEX
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
Significant portions of the Company’s revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and, therefore, affects demand for certain Company products. While increasing oil prices may have a negative financial impact on many of the Company’s customers, the Company’s equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. The Company continues to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. While current oil prices are at recent record lows, oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Minor fluctuations in oil prices should not have a significant impact on customers’ buying decisions. Other factors such as political uncertainty in oil producing countries, interruptions in oil production due to disasters, whether natural or man-made, or other economic factors could significantly impact oil prices, which could negatively impact demand for the Company’s products. The Company believes the continued funding of the FAST Act federal highway bill passed in December 2015, together with the prospect of potential replacement funding, have a greater potential to impact the buying decisions of the Company’s customers than does the fluctuation of oil prices in 2020 and 2021.
Contrary to the impact of oil prices on many of the asphalt related Infrastructure Solutions segment products as discussed above, other products manufactured by the Company, which are used in heaters for refineries and oil sands, would benefit from higher oil and natural gas prices, to the extent that such higher prices lead to increased development in the oil and natural gas production industries. The Company believes further development of domestic oil and natural gas production capabilities is needed and would positively impact demand for the Company’s oil and gas related products.
Steel is a major component in the Company’s equipment. COVID-19, election speculation and consumer confidence all impacted a lower demand for steel during the third quarter of 2020. Mills responded by adjusting their production capacity to meet lower demand. Steel outlook is expected to trend upward during the fourth quarter of 2020 as market supply is limited to maintain higher price levels. The Company will continue to utilize forward looking contracts when it deems conditions are appropriate (with no minimum or specified quantity guarantees) to minimize the impact of any price increases. We will continue to monitor trends in steel prices throughout the remainder of the year and into 2021 and establish future contract pricing accordingly.

INDEX
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
The Company’s current profit sharing plans allow corporate officers and other key management participants the opportunity to earn profit sharing incentives based upon the Company’s and/or the individual segment’s working capital turnover, adjusted EBITDA margin and safety. Executive and senior leadership team members, when calculated at targeted performance, can earn between 15% and 100% of their base salary, depending upon their responsibilities, and the plans allow for awards of up to double the target incentive compensation for executive team members. Other salaried employees have the ability to earn profit sharing incentives of up to 5% of their annual salary and non-union hourly employees can earn between $0 and $750 each.
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

INDEX
Results of Operations
Impact of COVID-19
The COVID-19 outbreak has caused significant disruptions to national and global economies. Our U.S. based businesses are designated as “Critical Manufacturing” infrastructure companies by the U.S. Department of Homeland Security and, as such, have remained open. Two of our foreign operations in the Materials Solutions segment, located in Northern Ireland and South Africa, as dictated by their local governments, temporarily ceased manufacturing activities in late March 2020. The South Africa site reopened on May 4, 2020 and the Northern Ireland facility reopened on May 11, 2020. The Company's top priority is to protect its employees and their families, its customers and suppliers and its operations from any adverse impacts by taking precautionary measures as directed by health authorities and local governments. In early March 2020, the Company formed a COVID-19 task force, which continually monitors information from government agencies, our sites, customers, suppliers and other sources. The Company has enacted several policies to combat the spread of the virus and keep our employees and visitors safe, including work at home initiatives, limits on employee travel, visitors policies, cleaning and disinfecting procedures and mandated temperature checks for visitors and employees. We are utilizing technology to hold meetings virtually as business permits. During the third quarter of 2020, the impact on our sales and financial results was largely driven by COVID-19 uncertainties. No significant additional costs to our business were identified in the third quarter of 2020. However, we expect an increase in the impact from COVID-19 to our business in the fourth quarter and possibly thereafter. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact. As part of our strategic planning, management has prepared several fluid business models including specific actions to take in the future, depending on the magnitude of the virus on our business levels. The Company’s strong September 30, 2020 consolidated balance sheet, including $108.5 million of cash on hand, no borrowings under its domestic $150.0 million bank line of credit, only $0.9 million of debt outstanding on its foreign banking arrangements and $25.7 million of cash received (included in cash on hand) from the U.S. tax refund request filed due to changes in net operating loss (“NOL”) carryback rules under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, will aid the Company in withstanding possible future negative impacts of COVID-19. As discussed elsewhere in this report, as part of the Company’s management transition from a decentralized management model to a matrix organizational management structure, the Company has taken numerous steps to increase the efficiency in its operations. While COVID-19 did not have a material impact on the Company’s third quarter 2020 operations, management has prepared several scenarios of possible future impacts and related costs and cash savings action steps to take as the circumstances dictate. See the Liquidity and Capital Resources section below for additional information concerning the Company’s liquidity.
Restructuring Charges
In late 2019, the Company began the process of restructuring and right-sizing in conjunction with its overall strategic transformation. Restructuring and asset impairment charges for the three and nine-month periods ended September 30, 2020 are presented below (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Impairment (recovery) of Company planes and costs associated with repairs	$(272)	$2,340
Goodwill impairment related to mobile asphalt equipment operations	—	1,646
Closing operations at the Mequon site and moving operations - principally severance	418	1,807
Exiting the oil and gas business at the Enid site	232	483
Severance pay associated with workforce reductions at multiple sites	2,115	3,327
Closing operations at the Albuquerque site, moving operations and sale of land and building	(296)	797
Final stages of closing AMM operations in Germany	7	292
Abandoned projects and other restructuring charges	213	430
Restructuring and asset impairment charges	$2,417	$11,122

INDEX
Net Sales
Net sales for the third quarter of 2020 were $231.4 million compared to $255.8 million for the third quarter of 2019, a decrease of $24.4 million or 9.5%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased in both the Infrastructure Solutions and Materials Solutions segments. The decrease of sales in the Infrastructure Solutions segment was driven by COVID-19 delays. The decrease of sales in the Materials Solutions segment was driven by uncertainties surrounding COVID-19, as well as lower sales related to its crushing and screening projects. Domestic sales for the third quarter of 2020 as compared to the third quarter of 2019 declined by 4.5%. International sales in the third quarter of 2020 decreased 24.1% as compared to the third quarter of 2019, driven by COVID-19 related business disruptions, as well as the impact from the strong U.S. dollar causing the Company's products that are produced in the United States to be more expensive abroad. Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the third quarter of 2020 would have been $2.6 million higher had third quarter 2020 foreign exchange rates been the same as third quarter 2019 rates.

Net sales for the first nine months of 2020 were $785.6 million compared to $886.4 million for the first nine months of 2019, a decrease of $100.8 million or 11.4%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. Sales decreased in both the Infrastructure Solutions and Materials Solutions segments. The decrease in sales for the Infrastructure Solutions segment was mostly driven by the non-recurring Georgia Pellet Plant sale in the second quarter of 2019 for $20.0 million, as well as a market decline driven by COVID-19. The decrease in sales for the Materials Solutions segment was driven by COVID-19 plant shutdowns, as well as lower sales related to its crushing and screening projects. Domestic sales for the first nine months of 2020 as compared to the first nine months of 2019 declined by 8.9%. International sales in the first nine months of 2020 decreased 20.6% as compared to the first nine months of 2019, driven by COVID-19 related business disruptions, as well as the impact from the strong U.S. dollar causing Company products produced in the United States to be more expensive. Sales reported by the Company’s foreign subsidiaries in U.S. dollars for the first nine months of 2020 would have been $8.1 million higher had first nine months of 2020 foreign exchange rates been the same as first nine months of 2019 rates.
Domestic sales for the third quarter of 2020 were $181.3 million or 78.3% of consolidated net sales compared to $189.8 million or 74.2% of consolidated net sales for the third quarter of 2019, a decrease of $8.5 million or 4.5%. Domestic sales for the third quarter of 2020 as compared to the third quarter of 2019 decreased by $5.5 million in the Infrastructure Solutions segment and $3.0 million in the Materials Solutions segment.
Domestic sales for the first nine months of 2020 were $636.7 million or 81.1% of consolidated net sales compared to $698.8 million or 78.8% of consolidated net sales for the first nine months of 2019, a decrease of $62.1 million or 8.9%. Domestic sales for the first nine months of 2020 as compared to the first nine months of 2019 decreased by $38.2 million in the Infrastructure Solutions segment and $23.9 million in the Materials Solutions segment.
International sales for the third quarter of 2020 were $50.1 million or 21.7% of consolidated net sales compared to $66.0 million or 25.8% of consolidated net sales for the third quarter of 2019, a decrease of $15.9 million or 24.1%. International sales for the third quarter of 2020 as compared to the third quarter of 2019 increased $0.4 million in the Infrastructure Solutions segment and decreased $16.4 million in the Materials Solutions segment. Decreases in international sales in Canada, Australia, Africa, Europe, Central America, Asia and the West Indies were partially offset by increases in sales in South America, Brazil, Japan & Korea, India and the Middle East.
International sales for the first nine months of 2020 were $148.9 million or 18.9% of consolidated net sales compared to $187.6 million or 21.2% of consolidated net sales for the first nine months of 2019, a decrease of $38.7 million or 20.6%. International sales for the first nine months of 2020 as compared to the first nine months of 2019 increased $0.4 million in the Infrastructure Solutions segment and decreased $39.1 million in the Materials Solutions segment. Decreases in international sales in Canada, Australia, Africa, Europe, China, Mexico, Russia, India, Central America and Asia were partially offset by increases in sales in South America, Japan & Korea, the West Indies and the Middle East.
Parts sales for the third quarter of 2020 were $74.1 million compared to $73.0 million for the third quarter of 2019, an increase of $1.1 million or 1.5%. Parts sales as a percentage of net sales increased 340 basis points to 32.0% in the third quarter of 2020 compared to 28.6% in the third quarter of 2019. Parts sales for the third quarter of 2020 as compared to the third quarter of 2019 increased $6.1 million in the Infrastructure Solutions segment and decreased $5.0 million in the Materials Solutions segment.

INDEX
Parts sales for the first nine months of 2020 were $229.2 million compared to $239.7 million for the first nine months of 2019, a decrease of $10.5 million or 4.4%. Parts sales as a percentage of net sales increased 220 basis points to 29.2% in the first nine months of 2020 compared to 27.0% in the first nine months of 2019. Parts sales for the first nine months of 2020 as compared to the first nine months of 2019 increased $1.9 million in the Infrastructure Solutions segment and $12.4 million in the Materials Solutions segment.
Gross Profit
Consolidated gross profit decreased $1.4 million or 2.7% to $50.4 million for the third quarter of 2020 compared to $51.9 million for the third quarter of 2019. Gross profit as a percentage of sales increased 150 basis points to 21.8% for the third quarter of 2020 compared to 20.3% for the third quarter of 2019.

Consolidated gross profit decreased $28.0 million or 13.2% to $184.1 million for the first nine months of 2020 compared to $212.0 million for the first nine months of 2019. Gross profit as a percentage of sales decreased 50 basis points to 23.4% for the first nine months of 2020 compared to 23.9% for the first nine months of 2019 due to the non-recurring Georgia Pellet Plant sale, which resulted in $20.0 million of gross profit in the second quarter of 2019 as the related inventory values had been written off in 2018. This was offset by improved overhead absorption variances driven by restructuring and right-sizing activities which began in late 2019.
Selling, General, Administrative and Engineering Expenses
Selling, general, administrative and engineering expenses increased $1.2 million, or 2.5%, to $48.8 million or 21.1% of net sales for the third quarter of 2020, compared to $47.6 million or 18.6% of net sales for the third quarter of 2019 primarily due to the acquisitions of St. Bruno and Blair.

Selling, general, administrative and engineering expenses decreased $10.8 million, or 6.8%, to $147.8 million or 18.8% of net sales for the first nine months of 2020, compared to $158.6 million or 17.9% of net sales for the first nine months of 2019 primarily due to reductions in consulting fees, travel and employee expenses.
Interest Expense
Interest expense for the third quarter of 2020 decreased $0.1 million to $0.1 million from $0.2 million for the third quarter of 2019 due primarily to the Company not having any loans outstanding on the Company’s domestic line of credit in the third quarter of 2020.

Interest expense for the first nine months of 2020 decreased $1.0 million to $0.3 million from $1.3 million for the first nine months of 2019 due primarily to the Company not having any loans outstanding on the Company’s domestic line of credit in 2020.
Other Income, Net of Expenses
Other income, net of expenses was $1.3 million for the third quarter of 2020 compared to $0.4 million for the third quarter of 2019 due to the $1.1 million gain on sale of Enid’s oil and gas assets in the third quarter of 2020.

Other income, net of expenses was $2.0 million for the first nine months of 2020 compared to $1.3 million for the first nine months of 2019, an increase of $0.7 million due primarily to the $1.1 million gain on sale of Enid’s oil and gas assets in the third quarter of 2020.
Income Tax Expense
The Company’s income tax benefit for the third quarter of 2020 was $1.2 million compared to income tax expense of $0.6 million for the third quarter of 2019. The Company’s combined effective income tax rate was (279.1)% for the third quarter of 2020 compared to 17.6% for the third quarter of 2019. The tax rate for 2020 was lower compared to 2019 due to an increased research and development credit benefit for 2020 in combination with a lower comparative pre-tax book income to 2019.

The Company’s income tax benefit for the first nine months of 2020 was $4.5 million compared to income tax expense of $11.4 million for the first nine months of 2019. The Company’s combined effective income tax rate was (16.8)% for the first nine months of 2020 compared to 22.0% for the first nine months of 2019. The tax provision for the nine months ended September 30, 2020 includes a $9.5 million tax benefit resulting from provisions of the CARES Act enacted on March 27, 2020. Among other provisions, the CARES Act modified the NOL carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

INDEX
Net Income
The Company’s net income attributable to controlling interest was $1.6 million for the third quarter of 2020 compared to $3.0 million for the third quarter of 2019, a decrease of $1.4 million or 45.2%, with the main drivers being a $2.5 million write down of the inventories at the Company's Enid site; offset by the $1.1 million sale of the Company's Albuquerque facility. Net income attributable to controlling interest per diluted share was $0.07 for the third quarter of 2020 compared to $0.13 for the third quarter of 2019, a decrease of $0.06. Diluted shares outstanding for the quarters ended September 30, 2020 and 2019 were 22,946,000 and 22,684,000, respectively.

The Company’s net income attributable to controlling interest was $31.6 million for the first nine months of 2020 compared to $40.7 million for the first nine months of 2019, a decrease of $9.1 million or 22.4%, with the main driver being a $9.7 million increase in restructuring and asset impairment charges. Net income attributable to controlling interest per diluted share was $1.38 for the first nine months of 2020 compared to $1.79 for the first nine months of 2019, a decrease of $0.41. Diluted shares outstanding for the nine months ended September 30, 2020 and 2019 were 22,837,725 and 22,666,000, respectively.
Dividends
In February 2013, the Company’s Board of Directors approved a dividend policy pursuant to which the Company began paying a quarterly $0.10 per share dividend on its common stock beginning in the third quarter of 2013. In July 2018, the Company’s Board of Directors approved a revised quarterly dividend of $0.11 per share, a 10% increase. The actual amount of future quarterly dividends, if any, will be based upon the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s existing credit agreement, among other factors. The Board retained the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time it deems necessary or appropriate in the future. The Company paid quarterly dividends of $0.11 per common share to shareholders in the first, second and third quarter of 2020 and 2019.
Backlog
The backlog of orders as of September 30, 2020 was $218.5 million compared to $243.9 million as of September 30, 2019, a decrease of $25.4 million or 10.4%. Both domestic and international backlogs decreased $6.8 million or 4.3% and $18.7 million or 21.8%, respectively. The backlog decreased $19.0 million in the Infrastructure Solutions segment and decreased $6.5 million in the Materials Solutions segment. Lower orders were driven by COVID-19 uncertainty.
Employees
Due to restructuring plans implemented by the Company in the last quarter of 2019 and the first, second and third quarters of 2020, including its efforts to increase the efficiencies of its workforce considering current production requirements, the Company reduced its employee headcount 11.9% compared to September 30, 2019 (from 4,068 employees at September 30, 2019 to 3,753 employees at December 31, 2019 to 3,582 at September 30, 2020) and will continue to evaluate future staffing needs as sales and production levels dictate.
Segment Net Sales-Quarter:

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Infrastructure Solutions	$151.1	$156.2	$(5.1)	(3.3)%
Materials Solutions	80.3	99.6	(19.3)	(19.4)%
Infrastructure Solutions segment: Sales in this segment were $151.1 million for the third quarter of 2020 compared to $156.2 million for the same period in 2019, a decrease of $5.1 million or 3.3%. The segment’s backlog at the end of the third quarter of 2020 as compared to the end of the third quarter of 2019 decreased $19.0 million or 11.3%. Domestic sales for the Infrastructure Solutions segment decreased $5.5 million or 4.1% for the third quarter of 2020 compared to the same period in 2019. The decrease in sales in the Infrastructure Solutions segment was driven by uncertainties related to COVID-19. International sales for the Infrastructure Solutions segment increased $0.4 million or 2.0% for the third quarter of 2020 compared to the same period in 2019. Parts sales for the Infrastructure Solutions segment increased 15.0% for the third quarter of 2020 compared to the same period in 2019.

INDEX
Materials Solutions segment: Sales in this segment were $80.3 million for the third quarter of 2020 compared to $99.6 million for the same period in 2019, a decrease of $19.3 million or 19.4%. The segment’s backlog at the end of the third quarter of 2020 as compared to the end of the third quarter of 2019 decreased $6.5 million or 8.5%. Domestic sales for the Materials Solutions segment decreased by $3.0 million or 5.3% for the third quarter of 2020 compared to the same period in 2019 due to lower sales of its crushing and screening projects. International sales for the Materials Solutions segment decreased $16.4 million or 37.4% for the third quarter of 2020 compared to the same period in 2019 due to uncertainties related to COVID-19, as well as the impact from the strong U.S. dollar causing the Company's products produced in the United States to be more expensive. Parts sales for this segment decreased 15.6% for the third quarter of 2020 compared to the same period in 2019.
Segment Net Sales-Nine Months:

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Infrastructure Solutions	$535.6	$573.4	$(37.8)	(6.6)%
Materials Solutions	250.0	313.0	(63.0)	(20.1)%
Infrastructure Solutions segment: Sales in this segment were $535.6 million for the first nine months of 2020 compared to $573.4 million for the same period in 2019, a decrease of $37.8 million or 6.6%. Domestic sales for the Infrastructure Solutions segment decreased $38.2 million or 7.7% for the first nine months of 2020 compared to the same period in 2019 due to the non-recurring sale of the Georgia Pellet Plant in the second quarter of 2019 for $20.0 million, as well as uncertainties related to COVID-19. International sales for the Infrastructure Solutions segment increased $0.4 million or 0.5% for the first nine months of 2020 compared to the same period in 2019. Parts sales for the Infrastructure Solutions segment increased 1.3% for the first nine months of 2020 compared to the same period in 2019.
Materials Solutions segment: Sales in this segment were $250.0 million for the first nine months of 2020 compared to $313.0 million for the same period in 2019, a decrease of $63.0 million or 20.1%. Domestic sales for the Materials Solutions segment decreased by $23.9 million or 11.9% for the first nine months of 2020 compared to the same period in 2019, which was driven by the lower sales of its crushing and screening projects. International sales for the Materials Solutions segment decreased $39.1 million or 34.9% for the first nine months of 2020 compared to the same period in 2019 due to COVID-19 plant related shutdowns, as well as the impact from the strong U.S. dollar causing the Company's products produced in the United States to be more expensive. Parts sales for this segment decreased 13.4% for the first nine months of 2020 compared to the same period in 2019.
Segment Profit (Loss)-Quarter:

	Three Months Ended September 30,		$ Change	% Change
(in millions)	2020	2019
Infrastructure Solutions	$6.3	$3.9	$2.4	61.1%
Materials Solutions	7.2	5.8	1.4	24.2%
Corporate	(11.7)	(6.9)	(4.8)	68.6%
Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $6.3 million for the third quarter of 2020 compared to $3.9 million for the same period in 2019, an increase of $2.4 million or 61.1%. The increase in segment profits resulted from a decrease of $3.8 million in selling expense; offset by an increase in general and administrative expenses of $1.9 million.
Materials Solutions segment: Segment profit for the Materials Solutions segment was $7.2 million for the third quarter of 2020 compared to $5.8 million for the same period in 2019, an increase of $1.4 million or 24.2%. The increase in segment profits between periods resulted from a decrease of $4.2 million in selling expense; offset by an increase in restructuring charges of $2.2 million.
Corporate: Corporate operations had a loss of $11.7 million for the third quarter of 2020 compared to a loss of $6.9 million for the third quarter of 2019, an increase of $4.8 million or 68.6%. The increase in expenses were driven by $1.5 million of health insurance and $3.8 million of SERP compensation expense and other payroll related expense in the current year period.

INDEX
Segment Profit (Loss)-Nine Months:

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2020	2019
Infrastructure Solutions	$37.7	$48.9	$(11.2)	(22.9)%
Materials Solutions	21.7	23.0	(1.3)	(5.5)%
Corporate	(28.2)	(32.4)	4.2	(12.9)%
Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $37.7 million for the first nine months of 2020 compared to $48.9 million for the same period in 2019, a decrease of $11.2 million or (22.9)%. Segment profits were unfavorably impacted by a decrease in gross profit of $19.1 million due to a 180 basis point decrease in gross margins between periods (22.6% and 24.4% for the first nine months of 2020 and 2019, respectively). The reduction in gross margin percentage is due to the non-recurring sale of the Georgia Pellet Plant in the second quarter of 2019 for $20.0 million. This was partially offset by a decrease in selling expense of $6.1 million driven by increasing efficiencies.
Materials Solutions segment: Segment profit for the Materials Solutions segment was $21.7 million for the first nine months of 2020 compared to $23.0 million for the same period in 2019, a decrease of $1.3 million or (5.5)%. The decrease in segment profits between periods resulted from a decrease in gross profit of $9.0 million due primarily to decreased sales of $63.0 million between periods. The decrease is segment profits was partially offset by decreases in general and administrative expense of $1.3 million and selling expenses of $4.2 million due to right-sizing activities.
Corporate: Corporate operations had a loss of $28.2 million for the first nine months of 2020 compared to a loss of $32.4 million for the first nine months of 2019, a favorable change of $4.2 million or (12.9)%, due primarily to reductions in income taxes of $14.4 million; offset by selling, general, administrative and engineering expense increases due to asset impairment of $2.5 million, consulting of $2.2 million and $5.2 million of SERP compensation and other payroll related expense.
Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources are its (1) cash on hand, (2) borrowing capacity under a $150.0 million revolving credit facility and (3) cash flows from operations, which may be negatively affected in the future as a result of COVID-19. The Company had $108.5 million of cash available for operating purposes as of September 30, 2020, of which $20.9 million was held by the Company's foreign subsidiaries. The transition of U.S. international taxation from a worldwide tax system to a territorial system, as provided under the Tax Act passed in December 2017, greatly reduced any additional taxes on these funds should the Company decide to repatriate these funds to the United States. At September 30, 2020, or at any time during the first nine months of 2020, the Company had no borrowings outstanding under its $150.0 million domestic revolving credit facility. Net of letters of credit totaling $8.6 million, the Company had borrowing availability of $141.4 million under the revolving credit facility as of September 30, 2020. The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. The Company was in compliance with the financial covenants of the agreement at September 30, 2020.
The Company’s South African subsidiary, Osborn Engineered Products SA (Pty) Ltd (“Johannesburg”), has a credit facility of $5.6 million with a South African bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2020, Johannesburg had no outstanding borrowings but had $0.8 million in performance, advance payment and retention guarantees outstanding under the facility. The facility has been guaranteed by Astec Industries, Inc., but is otherwise unsecured. A 0.75% unused facility fee is charged if less than 50% of the facility is utilized. As of September 30, 2020, Johannesburg had available credit under the facility of $4.8 million. The interest rate is 0.25% less than the South Africa prime rate.
The Company’s Brazilian subsidiary, Astec do Brasil Fabricacao de Equipamentos Ltda. (“Belo Horizonte”), had a $0.5 million and $0.9 million working capital loan outstanding as of September 30, 2020 and December 31, 2019, respectively, from a Brazilian bank with an interest rate of 10.4%. The loan’s final monthly payment is due in April 2024 and the debt is secured by Belo Horizonte’s manufacturing facility. Belo Horizonte’s debt is included in the accompanying unaudited condensed consolidated balance sheets as current maturities of long-term debt ($0.1 million and $0.2 million) and long-term debt ($0.4 million and $0.7 million) as of September 30, 2020 and December 31, 2019, respectively. Additionally, as of September 30, 2020 and December 31, 2019, respectively, Belo Horizonte had $0.4 million and $1.1 million outstanding under order anticipation agreements with a local bank with maturity dates through September 2020, which are included as short-term debt in the accompanying unaudited condensed consolidated balance sheets. These loans are drawn under credit facilities with local Brazilian banks secured by letters of credit totaling $3.2 million issued by Astec Industries, Inc.

INDEX
The Company’s U.K. subsidiary, Telestack Limited (“Omagh”), has a credit facility from a U.K. bank but had no working capital loans outstanding as of September 30, 2020 and December 31, 2019. The $3.1 million credit facility size is scheduled to decrease to $0.3 million on December 31, 2020 and Omagh is currently working with the bank on an extension of the current facility size. This credit facility is guaranteed by the parent, Astec Industries, Inc., and secured by certain Omagh assets. When cash drawings against this credit facility occur they are included in the accompanying unaudited condensed consolidated balance sheets as short-term debt. Additionally, as of September 30, 2020 and December 31, 2019, respectively, Omagh had $1.3 million and $1.2 million outstanding under performance bonds and advance payment guarantees with the same U.K. bank with maturity dates through March 2021, which are contingent liabilities.
The Company’s Australian subsidiary, Astec Australia Pty Ltd (“Australia”), has credit facilities of $2.5 million with an Australian bank to finance short-term working capital needs, as well as to cover performance letters of credit, advance payment and retention guarantees. As of September 30, 2020, Australia had no outstanding cash borrowings but had $0.3 million in performance, advance payment and retention guarantees outstanding under the facilities which are contingent liabilities. The facilities are secured by certain Australia assets. A 1.35% unused facility fee is charged on the entire $1.6 million portion which is a short-term working capital facility. As of September 30, 2020, Australia had available credit under the short-term working capital facility of $1.6 million. The interest rate is the Westpac Business One Loan Rate without a margin.
The Company’s Canadian subsidiary, St. Bruno, has credit facilities in the total amount of $1.1 million from a Canadian Bank and had a working capital loan of $0.3 million outstanding as of September 30, 2020. This credit facility is guaranteed by the parent, Astec Industries, Inc., and secured by certain St. Bruno assets. When cash drawings against this credit facility occur, they incur interest expense charged at the banks prime rate plus 0.80% and are included in the accompanying unaudited condensed consolidated balance sheets as short-term debt. Additionally, St. Bruno had no performance bonds and advance payment guarantees with the same Canadian bank as of September 30, 2020.
Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019
Net income	$31.5	$40.5	$(9.0)
Depreciation and amortization	19.4	19.7	(0.3)
Provision for warranties	7.1	7.0	0.1
Deferred income tax provision	14.0	9.2	4.8
Asset impairment charge	4.1	—	4.1
Distributions to SERP participants	(1.2)	(2.1)	0.9
Changes in working capital, net of effects of acquisitions:
Trade and other receivables	(2.0)	18.2	(20.2)
Inventories	43.2	(1.3)	44.5
Prepaid expenses and other assets	5.8	0.8	5.0
Accounts payable	(8.0)	(8.9)	0.9
Customer deposits	(18.0)	(4.2)	(13.8)
Product warranty accruals	(7.3)	(8.0)	0.7
Prepaid, refundable and income taxes payable, net	8.6	9.0	(0.4)
Other, net	6.1	4.3	1.8
Net cash provided by operating activities	$103.3	$84.2	$19.1
Net cash provided by operating activities increased by $19.1 million for the first nine months of 2020 as compared to the first nine months of 2019 due primarily to a decrease in inventories of $44.5 million, partially offset by an increase in the growth of receivables of $20.1 million and a decrease in customer deposits of $13.8 million.

INDEX
Cash Flows from Investing Activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019
Business acquisition, net of cash acquired	$(28.3)	$—	$(28.3)
Expenditures for property and equipment	(10.9)	(17.9)	7.0
Proceeds from sale of property and equipment	2.9	0.3	2.6
Proceeds from sale of assets held for sale and other	3.4	1.4	2.0
Net cash used by investing activities	$(32.9)	$(16.2)	$(16.7)
Net cash used by investing activities decreased by $16.7 million for the first nine months of 2020 as compared to the same period in 2019 primarily due to the acquisitions of St. Bruno and Blair.
Total capital expenditures for 2020 are currently forecasted to be approximately $15.0 million. The Company expects to finance these expenditures using currently available cash balances, internally generated funds and available credit under the Company’s credit facilities. Capital expenditures are generally for machinery, equipment and facilities used by the Company in the production of its various products. The Company believes that its current working capital, cash flows generated from future operations and available capacity under its credit facility will be sufficient to meet the Company’s working capital and capital expenditure requirements through November 2021.
Cash Flows from Financing Activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2020	2019
Payment of dividends	$(7.5)	$(7.4)	$(0.1)
Net change in borrowings from banks	(0.3)	(59.1)	58.8
Other, net	(0.5)	(0.2)	(0.3)
Net cash used by financing activities	$(8.3)	$(66.7)	$58.4
Net cash used by financing activities decreased by $58.4 million for the first nine months of 2020 compared to the same period in 2019 due primarily to the Company having no borrowings or repayments under its domestic line of credit during the first nine months of 2020.
Financial Condition
The Company’s total current assets increased to $533.2 million as of September 30, 2020 from $506.3 million as of December 31, 2019, an increase of $26.9 million or 5.3%, due primarily to an increase in cash and cash equivalents of $59.7 million offset by a decrease of $33.1 million in inventories during the first nine months of 2020.
The Company’s total current liabilities decreased to $161.2 million as of September 30, 2020 from $172.8 million as of December 31, 2019, a decrease of $11.6 million, or 6.7%, due primarily to reductions in customer deposits of $15.1 million and accounts payable of $4.0 million; offset by increases in other current liabilities of $6.1 million and accrued payroll and related liabilities of $2.0 million during the first nine months of 2020.
Market Risk and Risk Management Policies
We have no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contingencies
Certain customers have financed purchases of Company products through arrangements in which the Company is contingently liable for customer debt of $3.5 million at September 30, 2020. These arrangements expire at various dates through December 2023 and provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31st of the prior year, on certain past customer equipment purchases that were financed by an outside finance company (the maximum exposure for the Company in 2020 is $0.6 million). The Company has recorded a liability of $1.3 million related to these guarantees as of September 30, 2020.

INDEX
The Company reviews off balance sheet guarantees individually, and at the loss pool level based on one agreement. Prior history is considered in regard to the Company having to perform on any off balance sheet guarantees, as well as future projections of individual customer credit worthiness. During the three and nine months ended September 30, 2020, the Company considered the implications of COVID-19 in regard to assessing credit losses related to off balance sheet guarantees.
In addition, the Company is contingently liable under letters of credit issued by a domestic lender totaling $8.6 million as of September 30, 2020, including $3.2 million of letters of credit guaranteeing certain Astec Brazil bank debt. The outstanding letters of credit expire at various dates through June 2023. As of September 30, 2020, the Company’s foreign subsidiaries are contingently liable for a total of $2.4 million in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under all global letters of credit and guarantees for which the Company could be liable is $11.0 million as of September 30, 2020.
The Company and certain of its former executive officers have been named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-00024-TRM-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants are control person under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased shares of the Company’s stock between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. The Company disputes these allegations and intends to defend this lawsuit vigorously and filed a motion to dismiss the lawsuit on October 25, 2019 which is pending. The Company has accrued a $0.6 million liability as of September 30, 2020.
The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiffs seek special and consequential damages. The purchase contract contains an exclusion of consequential damages. The original purchase price of the equipment was approximately $8.5 million. GEFCO disputes the plaintiffs' allegations and is vigorously defending the lawsuit. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. Besides a new claim based on fraudulent transfer, the allegations essentially mirror the GEFCO suit. Astec Industries, Inc. is vigorously defending that suit as well. The matter is set for mediation on November 17, 2020. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate a range of loss, if any, at this time.
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
Off-balance Sheet Arrangements
As of September 30, 2020, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
During the nine months ended September 30, 2020, there were no material changes in the Company’s commitments or contractual liabilities disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
Internal Control over Financial Reporting
Other than the remediation efforts discussed below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
PART II ‑ OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved from time to time in legal actions arising in the ordinary course of its business. Other than as set forth in Note 16, Contingent Matters, to the accompanying unaudited condensed financial statements and Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company currently has no pending or threatened litigation that the Company believes will result in an outcome that would materially affect the Company’s business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on its business, financial position, cash flows or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

INDEX
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 29, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150.0 million of its common stock. Through December 31, 2018, the Company had repurchased 582,222 shares of its stock at total cost of $24.1 million under this program. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time. No additional shares were repurchased under this plan during 2019 or the first nine months of 2020.
Items 3, 4 and 5 are not applicable and have been omitted.

INDEX
Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Amendment to “Appendix A” of the Astec Industries, Inc. Supplemental Executive Retirement Plan, effective October 30, 2020.
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

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 6, 2020	/s/ Barry A. Ruffalo
Barry A. Ruffalo Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2020	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial and Accounting Officer)