Form 10-Q
period 2021-03-31
ASTEC INDUSTRIES INC
filed 2021-05-06
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of May 3, 2021, there were 22,730,943 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$164.6	$158.6
Investments	7.0	4.3
Trade receivables and contract assets, net of allowance for credit losses of $2.3 and $1.7, respectively	141.2	115.9
Other receivables	5.0	4.7
Inventories	244.2	249.7
Prepaid and refundable income taxes	8.3	8.8
Prepaid expenses and other assets	16.6	17.5
Assets held for sale	5.1	6.3
Total current assets	592.0	565.8
Property and equipment, net of accumulated depreciation of $240.5 and $237.6, respectively	169.6	172.8
Investments	12.6	13.7
Goodwill	38.9	38.7
Intangible assets, net of accumulated amortization of $30.9 and $31.3, respectively	29.1	31.2
Deferred income tax assets	14.5	15.0
Other long-term assets	11.6	11.0
Total assets	$868.3	$848.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.2
Short-term debt	1.2	1.4
Accounts payable	68.1	52.7
Customer deposits	33.3	34.2
Accrued product warranty	10.9	10.3
Accrued payroll and related liabilities	23.3	20.8
Accrued loss reserves	2.4	3.0
Other current liabilities	45.7	47.7
Total current liabilities	185.1	170.3
Long-term debt	0.3	0.4
Deferred income tax liabilities	0.4	0.5
Other long-term liabilities	35.5	34.0
Total liabilities	221.3	205.2
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,715,517 as of March 31, 2021 and 22,611,976 as of December 31, 2020	4.5	4.5
Additional paid-in capital	126.3	127.8
Accumulated other comprehensive loss	(34.2)	(33.5)
Company stock held by SERP, at cost	(1.4)	(1.5)
Retained earnings	551.4	545.2
Shareholders’ equity	646.6	642.5
Noncontrolling interest	0.4	0.5
Total equity	647.0	643.0
Total liabilities and equity	$868.3	$848.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$284.4	$288.8
Cost of sales	215.9	215.4
Gross profit	68.5	73.4
Selling, general and administrative expenses	51.7	49.7
Research and development expenses	6.3	6.5
Restructuring, impairment and other asset charges, net	0.7	2.1
Income from operations	9.8	15.1
Other income:
Interest expense	(0.2)	—
Interest income	0.1	0.2
Other expense	(0.1)	—
Income from operations before income taxes	9.6	15.3
Income tax provision (benefit)	0.9	(5.1)
Net income	8.7	20.4
Net loss attributable to noncontrolling interest	—	0.2
Net income attributable to controlling interest	$8.7	$20.6
Per share data:
Earnings per common share - Basic	$0.38	$0.91
Earnings per common share - Diluted	$0.38	$0.91
Weighted average shares outstanding - Basic	22,633,457	22,544,999
Weighted average shares outstanding - Diluted	22,874,810	22,713,136
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$8.7	$20.4
Other comprehensive loss:
Foreign currency translation adjustments	(0.8)	(9.2)
Other comprehensive loss	(0.8)	(9.2)
Comprehensive income	7.9	11.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.2
Comprehensive income attributable to controlling interest	$7.8	$11.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8.7	$20.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.0	5.2
Amortization	2.6	1.1
Provision for credit losses	0.3	0.6
Provision for warranties	2.7	2.7
Deferred compensation expense (benefit)	0.7	(0.3)
Share-based compensation	1.4	1.1
Deferred tax provision	0.8	13.5
Gain on disposition of property and equipment	(0.1)	(0.6)
Asset impairment charges	—	1.6
Distributions to SERP participants	(0.3)	(0.1)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(1.4)	(0.4)
Receivables and other contract assets	(26.4)	(16.6)
Inventories	5.0	(0.3)
Prepaid expenses	0.7	3.3
Other assets	(1.2)	(0.8)
Accounts payable	15.8	7.8
Accrued loss reserves	0.1	—
Accrued payroll and related expenses	2.6	(4.6)
Other accrued liabilities	(0.3)	(0.7)
Accrued product warranty	(2.1)	(2.1)
Customer deposits	(0.9)	(5.2)
Income taxes payable/prepaid	0.9	(18.5)
Other	—	(1.7)
Net cash provided by operating activities	14.6	5.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.1	—
Overpayment returned on prior sale of subsidiary	(1.1)	—
Expenditures for property and equipment	(3.3)	(5.8)
Proceeds from sale of property and equipment	1.4	1.9
Purchase of investments, net	(0.1)	(0.2)
Net cash used by investing activities	(3.0)	(4.1)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Payment of dividends	(2.5)	(2.5)
Borrowings under bank loans	2.0	—
Repayment of bank loans	(2.3)	(0.7)
Sale of Company stock by SERP, net	0.2	—
Withholding tax paid upon vesting of share-based compensation awards	(3.0)	(0.5)
Net cash used by financing activities	(5.6)	(3.7)
Effect of exchange rates on cash	—	(2.6)
Increase (decrease) in cash and cash equivalents	6.0	(5.0)
Cash and cash equivalents, beginning of period	158.6	48.9
Cash and cash equivalents, end of period	$164.6	$43.9

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$0.1	$0.1
Income taxes paid	$0.2	$—

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$0.2	$1.1

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.5	$0.4
Liability award converted to equity	$—	$0.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$545.2	$0.5	$643.0
Net income	—	—	—	—	—	8.7	—	8.7
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
SERP transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$551.4	$0.4	$647.0

	Common Stock	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2019	22,551,183	$4.5	$122.6	$(31.8)	$(1.7)	$508.3	$0.5	$602.4
Net income	—	—	—	—	—	20.6	(0.2)	20.4
Other comprehensive loss	—	—	—	(9.2)	—	—	—	(9.2)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Conversion of liability awards to equity	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	32,663	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.5)	—	—	—	—	(0.5)
Balance, March 31, 2020	22,583,846	$4.5	$124.0	$(41.0)	$(1.7)	$526.4	$0.3	$612.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Description of Business

Astec Industries, Inc. ("Astec" or the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities, as well as other products discussed below. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction and demolition industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; concrete plants; commercial and industrial burners; and combustion control systems.

The Company operates in two reportable segments (plus Corporate) - Infrastructure Solutions and Materials Solutions. The Company's two reportable business segments comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, inventory net realizable value, self-insurance loss reserves, employee benefit programs and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The COVID-19 pandemic has resulted in uncertainties in the Company’s business, which may result in actual results differing from those estimates. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities and incremental credit losses on receivables, among other issues. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the financial position as of March 31, 2021 and December 31, 2020 and the cash flows for the three months ended March 31, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Reclassifications and Adjustments

Certain reclassifications in amounts previously reported have been made to conform to current presentation including the reclassification of $0.6 million net gain on sale of fixed assets from "Cost of sales" to "Restructuring, impairment and other asset charges, net" for the three months ended March 31, 2020.

INDEX

In addition, the Company recorded a $1.5 million out-of-period expense during the first quarter of 2021 in "Selling, general and administrative expenses" for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes", which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this new standard effective January 1, 2021. The adoption of this standard had an immaterial impact on the Company's financial position, results of operations or cash flows.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

Note 2. Acquisitions

CON-E-CO Acquisition - The Company entered into a Stock Purchase Agreement, dated as of July 20, 2020, by and between Oshkosh Corporation for the purchase of the CON-E-CO concrete equipment company in Nebraska. The purchase price was $13.8 million, after adjustments, and was paid in cash. The Company's preliminary allocation of the purchase price, net of the working capital adjustment in the first quarter of 2021 discussed below, resulted in the recognition of $4.3 million of intangible assets primarily consisting of customer relationships (8 year life) and trade name (3 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition.

The fair value of the net assets acquired were based on a preliminary valuation and the estimates are subject to change within the measurement period. In the first quarter of 2021, the Company recorded a $0.4 million adjustment related to a refined valuation of deferred tax liabilities, which was offset in intangible assets. The following table summarizes the preliminary allocations of the total purchase price, net of the working capital adjustment:

(in millions)	Amount
Accounts receivable	$2.3
Inventories	8.1
Other assets	6.6
Intangible assets	4.3
Total assets acquired	$21.3
Accounts payable and other	(4.7)
Advance customer deposits	(2.8)
Total liabilities assumed	(7.5)
Total purchase price	$13.8

BMH Systems Acquisition - The Company entered into a Share Purchase Agreement, dated as of August 3, 2020, by and between BMH Systems Corporation ("St. Bruno") for the purchase of the concrete equipment company in Quebec, Canada. The purchase price was $15.6 million, after adjustments, and was paid in cash. The Company's preliminary allocation of the purchase price resulted in the recognition of $6.3 million of goodwill and $5.7 million of other intangible assets primarily consisting of customer relationships (9 year life) and of trade name (15 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition. The goodwill is not expected to be deductible for income tax purposes.

INDEX
The fair value of the net assets acquired were based on a preliminary valuation and the estimates are subject to change within the measurement period. In the first quarter of 2021, a working capital adjustment was made that resulted in the decrease of goodwill of $0.1 million. The following table summarizes the preliminary allocations of the total purchase price, net of the working capital adjustment:

(in millions)	Amount
Cash	$1.2
Accounts receivable and contract assets	6.4
Inventories	2.0
Goodwill	6.3
Other assets	3.8
Intangible assets	5.7
Total assets acquired	$25.4
Total liabilities assumed	(9.8)
Total purchase price	$15.6

Proforma financial information is not included since not significant.

Note 3. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values.

Inventories consist of the following:

(in millions)	March 31, 2021	December 31, 2020
Raw materials and parts	$160.0	$154.6
Work-in-process	54.6	57.3
Finished goods	26.8	34.0
Used equipment	2.8	3.8
Total	$244.2	$249.7

Note 4. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in a non-qualified Supplemental Executive Retirement Plan ("SERP"). Although the SERP investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a non-qualified plan. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal, which is recorded in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2021 and December 31, 2020 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
SERP money market fund	$0.2	$—	$0.2
SERP mutual funds	5.1	—	5.1
Preferred stocks	0.3	—	0.3
Equity funds	3.8	—	3.8
Trading debt securities:
Corporate bonds	4.0	—	4.0
Municipal bonds	—	0.6	0.6
Floating rate notes	0.4	—	0.4
U.S. government securities	1.8	—	1.8
Asset-backed securities	—	1.8	1.8
Other	0.7	0.9	1.6
Total financial assets	$16.3	$3.3	$19.6
Financial liabilities:
Derivative financial instruments	$—	$0.2	$0.2
SERP liabilities	—	8.1	8.1
Total financial liabilities	$—	$8.3	$8.3

	December 31, 2020
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
SERP money market fund	$0.2	$—	$0.2
SERP mutual funds	4.8	—	4.8
Preferred stocks	0.3	—	0.3
Equity funds	1.7	—	1.7
Trading debt securities:
Corporate bonds	4.8	—	4.8
Municipal bonds	—	0.9	0.9
Floating rate notes	0.4	—	0.4
U.S. government securities	1.8	—	1.8
Asset-backed securities	—	2.1	2.1
Other	—	1.0	1.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$14.0	$4.1	$18.1
Financial liabilities:
Derivative financial instruments	$—	$0.5	$0.5
SERP liabilities	—	7.3	7.3
Total financial liabilities	$—	$7.8	$7.8

INDEX

Note 5. Product Warranty Reserves

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Reserve balance, beginning of the period	$10.3	$10.3
Warranty liabilities accrued	2.7	2.7
Warranty liabilities settled	(2.1)	(2.1)
Other	—	(0.2)
Reserve balance, end of the period	$10.9	$10.7

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.3 million and $7.2 million as of March 31, 2021 and December 31, 2020, respectively, of which $4.9 million and $4.2 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.
Note 7. Income Taxes

The Company's effective income tax rates were 9.4% and (33.3)% for the three month periods ended March 31, 2021 and 2020, respectively.

The Company's effective tax rate for the three months ended March 31, 2021 includes the effect of state income taxes, a benefit for federal and state research and development credits, a net benefit for international provisions of U.S. tax reform, and a net discrete benefit from the vesting of employee stock options. The Company's effective tax rate for the three months ended March 31, 2020 includes the effect of state income taxes, a benefit for federal and state research and development credits, a net benefit for international provisions of U.S. tax reform, and various discrete items. Additionally, the tax provision for the three months ended March 31, 2020 includes a net discrete tax benefit resulting from provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted on March 27, 2020. Among other provisions, the CARES Act modified the net operating loss ("NOL") carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years. This carryback to tax years with a higher statutory rate (35)% resulted in a net discrete tax benefit of $9.5 million in the first quarter of 2020.

The Company's recorded liability for uncertain tax positions was $9.9 million and $9.7 million as of March 31, 2021 and December 31, 2020, respectively. During the next twelve months, the Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.6 million and $2.9 million at March 31, 2021 and December 31, 2020, respectively. These arrangements expire at various dates through December 2023. Additionally, the Company is also potentially liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.4 million for 2021), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.5 million and $2.0 million related to these guarantees as of March 31, 2021 and December 31, 2020, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered in regard to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness including consideration of the implications of COVID-19 in regard to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $5.5 million as of March 31, 2021, including $1.6 million of letters of credit guaranteeing certain credit facilities of the

INDEX
Company's Brazilian subsidiary. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of March 31, 2021. As of March 31, 2021, the Company's foreign subsidiaries are contingently liable for a total of $3.7 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $8.9 million as of March 31, 2021.
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
Note 9. Share-Based Compensation

Prior to its expiration on February 25, 2021, the Company's 2011 Incentive Plan ("2011 Plan") provided for the grant of share-based awards to its employees, officers, directors and consultants. The 2011 Plan authorized the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Under the 2011 Plan, the Company has outstanding restricted stock units, performance stock units and deferred stock units none of which participate in Company-paid dividends.

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan, less one share for every one share subject to an award granted under the 2011 Plan after December 31, 2020 and prior to the Plan Effective Date. No new awards were granted between December 31, 2020 and the Plan Effective Date. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. In addition, the 2021 Plan allows for participants to elect to receive vested units on a deferred basis. Awards granted under the 2021 Plan are entitled to dividend equivalents, which are subject to the same forfeiture and transfer restrictions and deferral terms as apply to the award to which they relate. The Company's annual grants of restricted stock units and performance stock units typically awarded in the first quarter of the year were delayed until April 2021 following the shareholder approval of the 2021 Plan.

Each of the above incentive plans are administered by the Company's Compensation Committee of the Board of Directors.

Share-based compensation expense was $1.4 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

INDEX
Note 10. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three month periods ended March 31, 2021 and 2020 (excluding intercompany sales):

	Three Months Ended March 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$99.2	$41.8	$141.0
Parts and component sales	51.9	17.7	69.6
Service and equipment installation revenue	5.8	0.1	5.9
Used equipment sales	2.9	—	2.9
Freight revenue	5.6	1.5	7.1
Other	(0.4)	(0.5)	(0.9)
Total domestic revenue	165.0	60.6	225.6

Net Sales-International:
Equipment sales	21.3	12.8	34.1
Parts and component sales	13.1	7.7	20.8
Service and equipment installation revenue	1.0	0.5	1.5
Used equipment sales	0.1	0.8	0.9
Freight revenue	0.8	0.3	1.1
Other	0.2	0.2	0.4
Total international revenue	36.5	22.3	58.8
Total net sales	$201.5	$82.9	$284.4

	Three Months Ended March 31, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$100.4	$41.3	$141.7
Parts and component sales	52.6	18.5	71.1
Service and equipment installation revenue	6.8	0.4	7.2
Used equipment sales	7.2	—	7.2
Freight revenue	6.0	1.3	7.3
Other	(0.2)	(0.5)	(0.7)
Total domestic revenue	172.8	61.0	233.8

Net Sales-International:
Equipment sales	19.4	14.4	33.8
Parts and component sales	8.3	9.3	17.6
Service and equipment installation revenue	0.9	0.2	1.1
Used equipment sales	0.6	0.8	1.4
Freight revenue	0.6	0.3	0.9
Other	—	0.2	0.2
Total international revenue	29.8	25.2	55.0
Total net sales	$202.6	$86.2	$288.8

INDEX

Sales into major geographic regions were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
United States	$225.6	$233.8
Canada	17.3	14.7
Europe	10.5	9.4
Australia	8.8	5.8
Africa	8.3	6.6
South America	4.5	4.1
Brazil	4.2	4.7
Other	5.2	9.7
Total foreign	58.8	55.0
Total net sales	$284.4	$288.8

As of March 31, 2021, the Company had contract assets of $4.3 million and contract liabilities of $8.3 million, including $2.7 million of deferred revenue related to extended warranties. As of December 31, 2020, the Company had contract assets of $4.3 million and contract liabilities of $8.9 million, including $2.9 million of deferred revenue related to extended warranties.

Note 11. Segment Information

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

Corporate – The Corporate category consists primarily of the parent company and the Company's captive insurance company, Astec Insurance, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for all of the sites. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes, state deferred taxes and corporate overhead and thus these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

INDEX
Segment Information:

	Three Months Ended March 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$201.5	$82.9	$—	$284.4
Intersegment sales	10.1	12.1	—	22.2
Segment profit (loss)	21.0	6.5	(18.8)	8.7

	Three Months Ended March 31, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$202.6	$86.2	$—	$288.8
Intersegment sales	5.9	8.3	—	14.2
Segment profit (loss)	17.2	6.0	(2.9)	20.3

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net income attributable to controlling interest
Total profit for reportable segments	$27.5	$23.2
Corporate expenses, net	(18.8)	(2.9)
Net loss attributable to noncontrolling interest	—	0.2
Recapture of intersegment profit	—	0.1
Total consolidated net income attributable to controlling interest	$8.7	$20.6

Note 12. Restructuring, Impairment and Other Asset Charges, Net

Beginning in 2018, the Company made several strategic decisions to divest of underperforming manufacturing sites or product lines, including to close of certain of its subsidiaries, close and sell its manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets. These actions generally include facility rationalization, asset impairment, workforce reduction and the associated costs of organizational integration activities. In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. Restructuring and asset impairment charges are presented below:

INDEX

	Three Months Ended March 31,
(in millions)	2021	2020
Restructuring charges:
Costs associated with closing Albuquerque	$—	$0.3
Costs associated with closing Mequon	0.4	—
Costs associated with closing Enid	—	0.3
Costs associated with closing Tacoma	0.4	—
Workforce reductions at multiple sites	—	0.5
Total restructuring related charges	0.8	1.1

Asset impairment charges:
Goodwill impairment charges	—	1.6
Total asset impairment charges	—	1.6

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	(0.6)
Total gain of sales of property and equipment, net	(0.1)	(0.6)

Restructuring, impairment and other asset charges, net	$0.7	$2.1

Restructuring charges by segment are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Infrastructure Solutions	$0.4	$1.1
Materials Solutions	0.4	—
Total restructuring related charges	$0.8	$1.1

Impairment charges by segment are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Infrastructure Solutions	$—	$1.6
Total impairment charges	$—	$1.6

The net gain on sale of property and equipment by segment are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Infrastructure Solutions	$(0.1)	$(0.6)
Total gain on sale of property and equipment, net	$(0.1)	$(0.6)

Restructuring charges accrued, but not paid, were $1.4 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively.

On October 21, 2019, the Company announced the closing of its Albuquerque, New Mexico location. The decision to close the site was based in part on market conditions and manufacturing facilities underutilization. The marketing and manufacturing of products previously produced by the site were transferred to other Company facilities. The site was closed as of March 31, 2020.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location were impaired and discontinued. The Company incurred $0.3 million in severance related costs in the first quarter of 2020 associated with exiting the oil and gas line of business at Enid. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at December 31, 2020.

The Company incurred $0.5 million of severance pay associated with workforce reductions at other of the Company's locations in the first quarter of 2020.

During the three months ended March 31, 2020, the Company incurred $1.6 million of goodwill impairment charges due to a full impairment of goodwill associated with its mobile asphalt equipment operations included in the Infrastructure Solutions segment.

INDEX

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020 and incurred $0.4 million of charges in the first quarter of 2021 primarily related to inventory relocation and integration activities.

In October 2020, the Company closed a transaction for the sale of water well assets of the Company's Enid location, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company has an obligation to pay the buyer $1.1 million. This obligation is included in "Other current liabilities" in the Consolidated Balance Sheets at December 31, 2020 and was settled in the first quarter of 2021.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility is currently expected to cease operations in the fourth quarter of 2021. Manufacturing and marketing of Tacoma product lines are expected to be transferred to other facilities. In conjunction with this action, the Company recorded $0.4 million of restructuring related charges during the first quarter of 2021 primarily associated with severance and retention costs.

Note 13. Earnings Per Common Share

Basic earnings per common share is determined by dividing "Net income attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share includes the dilutive effect of common stock equivalents consisting of restricted stock units, performance stock units and stock held in the Company's supplemental executive retirement plan, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2021	2020
Denominator:
Denominator for basic earnings per common share	22,633,457	22,544,999
Effect of dilutive securities	241,353	168,137
Denominator for diluted earnings per common share	22,874,810	22,713,136

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly the following discussion and analysis of our results of operations, financial condition and liquidity in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "hope," and "forecast," and use of the future tense and similar words or phrases.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including Part I, Item 1A. Risk Factor of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

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

See Note 11., "Segment Information," of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable segments.

Executive Summary

Highlights of our financial results for the three months ended March 31, 2021 as compared to the same period of the prior year include the following:

•Net sales were $284.4 million, a decrease of 1.5%

•Gross profit was $68.5 million, a decrease of 6.7%

•Income from operations decreased $5.3 million to $9.8 million

•Net income attributable to Astec decreased to $8.7 million, or 57.8%

•Diluted earnings per share were $0.38, a decrease of 58.2%

INDEX
Significant Items Impacting Operations in 2021

COVID-19 Pandemic - Our top priority continues to be protecting our employees and their families, our customers and suppliers and our operations from any adverse impacts by taking precautionary measures as directed by health authorities and local governments. We continually monitor the markets in which we operate for the effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19 and while our manufacturing and business operations have remained fully operational during the first quarter of 2021, there continues to be an effect on our results of operations, financial position and cash flows driven by contributory effects of the pandemic such as material price increases and labor shortages.

The COVID-19 pandemic may continue to negatively disrupt our business and results of operations in the future. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain. Developments are constantly evolving and cannot be accurately predicted.

Closure of Tacoma Facility - In January 2021, we announced plans to close our Tacoma facility in order to simplify and consolidate operations. We expect the Tacoma facility to cease operations in the fourth quarter of 2021. Manufacturing and marketing of Tacoma product lines are expected be transferred to other facilities within the Infrastructure Solutions segment in late 2021.

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

We entered 2020 with a strong backlog of orders, which grew during the first quarter of 2021 across our global organization as well as in both the Infrastructure Solutions and Materials Solutions segments. The backlog of orders as of March 31, 2021 was $420.8 million compared to $245.4 million as of March 31, 2020, an increase of $175.4 million or 71.5%. Increased orders were driven by pent-up demand after COVID-19 uncertainty in 2020 and slower production cycles due to manufacturing labor shortages.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. We believe that federal highway funding influences the purchasing decisions of our customers, who are typically more amenable to making capital equipment purchases with long-term federal legislation in place. Federal transportation funding under the Fixing America's Surface Transportation Act ("FAST Act"), which was set to expire on September 30, 2020, was temporarily extended for one year through September 30, 2021. We believe a multi-year highway program (such as the FAST Act) will have the greatest positive impact on the road construction industry and allow our customers to plan and execute longer-term projects. While the Biden administration has recently proposed a $2.3 trillion infrastructure plan with meaningful funding for transportation-related projects, given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be uncertain. Although continued funding under the FAST Act or funding of a bill passed by the current administration is expected, it may be at lower levels than originally approved or anticipated.

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

Steel is a major component of our equipment. With a drop in demand, similar to oil, steel prices began increasing in the latter part of 2020 and we have experienced strengthening steel pricing entering 2021. Continued steel price increases are anticipated in the second half of 2021 amidst demand improvement and continued supply constraints and may be volatile. We continue to utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility. Constraints on the supply of steel may also put pressure on the availability of other components such as engines. Management will continue to monitor potential future supply costs and availability.

In addition, in certain manufacturing locations, we have experienced a shortage of necessary production personnel and increasing labor costs to attract staff in our manufacturing operations. This resulted in a variety of challenges in running our operations efficiently as well as meeting manufacturing demand. We are focused on adjusting our production schedules and manufacturing workload distribution, outsourcing components, reinitiating efficiency improvements and are actively modifying our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. Since backlog fulfillment times can be as long as twelve months from the contracted sale, we have limitations on our ability to pass on cost increases to our customers on a

INDEX
short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations

Net Sales

Net sales for the first quarter of 2021 were $284.4 million compared to $288.8 million for the first quarter of 2020, a decrease of $4.4 million or 1.5%. Sales are generated primarily from new equipment and parts sales to domestic and international customers. The sales decrease was primarily in the Materials Solutions segment driven by lower international equipment and parts sales. The decrease was partially offset by business changes in our Infrastructure Solutions segment including incremental sales from acquisitions completed in 2020 of $16.1 million offset by reduced sales from the exit of our Enid oil and gas drilling product lines of $9.5 million. Sales reported by the Company's foreign subsidiaries in U.S. dollars for the first quarter of 2021 would have been $2.2 million lower had first quarter 2021 foreign exchange rates been the same as first quarter 2020 rates.

Domestic sales for the first quarter of 2021 were $225.6 million or 79.3% of consolidated net sales compared to $233.8 million or 81.0% of consolidated net sales for the first quarter of 2020, a decrease of $8.2 million or 3.5%. Domestic sales for the first quarter of 2021 as compared to the first quarter of 2020 decreased by $7.8 million in the Infrastructure Solutions segment primarily due to lower used equipment sales partially offset by net incremental sales of $1.6 million from an acquired business reduced by the exit of our Enid business and $0.4 million in the Materials Solutions segment.

International sales for the first quarter of 2021 were $58.8 million or 20.7% of consolidated net sales compared to $55.0 million or 19.0% of consolidated net sales for the first quarter of 2020, an increase of $3.8 million or 6.9%. International sales for the first quarter of 2021 as compared to the first quarter of 2020 increased $6.7 million in the Infrastructure Solutions segment primarily driven by incremental sales from an acquired business of $5.0 million partially offset by a $2.9 million decrease in the Materials Solutions segment.

Parts and component sales for the first quarter of 2021 were $90.4 million compared to $88.7 million for the first quarter of 2020, an increase of $1.7 million or 1.9%. Parts sales as a percentage of net sales increased 110 basis points to 31.8% in the first quarter of 2021 compared to 30.7% in the first quarter of 2020. Parts sales increased $4.1 million in the Infrastructure Solutions segment and decreased $2.4 million in the Materials Solutions segment.

Gross Profit

Consolidated gross profit decreased $4.9 million or 6.7% to $68.5 million for the first quarter of 2021 compared to $73.4 million for the first quarter of 2020. Gross profit as a percentage of sales decreased 130 basis points to 24.1% for the first quarter of 2021 compared to 25.4% for the first quarter of 2020 due to reduced sales volumes and increased production costs due in part to reduced manufacturing efficiency.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million, or 4.0%, to $51.7 million or 18.2% of net sales for the first quarter of 2021, compared to $49.7 million or 17.2% of net sales for the first quarter of 2020 primarily due to: (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $3.6 million of higher software licensing costs including a $1.5 million out-of-period expense recorded during the first quarter of 2021 for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020, (iii) $2.2 million of incremental expenses for acquired businesses and (iv) $0.8 million of higher amortization costs primarily related to accelerated amortization on certain of our intangible assets. These increases were partially offset by decreases associated with: (i) $4.5 million of lower trade show and promotional expenses, (ii) $4.0 million of reduced expenses for closed locations and (iii) $1.9 million of lower travel expenses due to continued travel restrictions.

INDEX
Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which the Company has completed various restructuring and right-sizing actions. Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three month periods ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
(in millions)	2021	2020
Restructuring charges:
Costs associated with closing Albuquerque	$—	$0.3
Costs associated with closing Mequon	0.4	—
Costs associated with closing Enid	—	0.3
Costs associated with closing Tacoma	0.4	—
Workforce reductions at multiple sites	—	0.5
Total restructuring related charges	0.8	1.1

Asset impairment charges:
Goodwill impairment charges	—	1.6
Total asset impairment charges	—	1.6

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	(0.6)
Total gain of sales of property and equipment, net	(0.1)	(0.6)

Restructuring, impairment and other asset charges, net	$0.7	$2.1

See Note 12. "Restructuring, Impairment and Other Asset Charges, Net" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken and the goodwill impairment charge recorded.

Income Tax

The Company's income tax expense for the first quarter of 2021 was $0.9 million compared to an income tax benefit of $5.1 million for the first quarter of 2020. The Company's effective income tax rate was 9.4% for the first quarter of 2021 compared to (33.3)% for the first quarter of 2020. The tax rate for 2021 was higher compared to 2020 primarily due to the net discrete tax benefit of $9.5 million recorded in the first quarter of 2020 resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, which allowed the Company to carryback its 2018 net operating loss to prior tax years with a higher statutory tax rate. The tax rate increase was partially offset by lower operating income.

Backlog

The backlog of orders as of March 31, 2021 was $420.8 million compared to $245.4 million as of March 31, 2020, an increase of $175.4 million or 71.5%. Both domestic and international backlogs increased $137.7 million or 74.4% and $37.7 million or 62.6%, respectively. The backlog increased $96.4 million in the Infrastructure Solutions segment and increased $79.0 million in the Materials Solutions segment. Increased orders were driven by pent-up demand after COVID-19 uncertainty in 2020 and slower production cycles due to manufacturing labor shortages.

Segment Net Sales:

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Infrastructure Solutions	$201.5	$202.6	$(1.1)	(0.5)%
Materials Solutions	82.9	86.2	(3.3)	(3.8)%

Infrastructure Solutions: Sales in this segment were $201.5 million for the first quarter of 2021 compared to $202.6 million for the same period in 2020, a decrease of $1.1 million or 0.5%. Domestic sales for the Infrastructure Solutions segment decreased $7.8 million or 4.5% for the first quarter of 2021 compared to the same period in 2020 driven by $9.5 million of sales in the prior year associated with the exited Enid business. International sales for the Infrastructure Solutions segment increased $6.7 million or 22.5% for the first quarter of 2021 compared to the same period in 2020 primarily due to incremental sales from an acquired business and increased parts and component sales. Total Infrastructure Solutions segment parts sales increased 6.7% for the first quarter of 2021 compared to the same period in 2020.

INDEX

Materials Solutions: Sales in this segment were $82.9 million for the first quarter of 2021 compared to $86.2 million for the same period in 2020, a decrease of $3.3 million or 3.8%. Domestic sales for the Materials Solutions segment decreased by $0.4 million or 0.7% for the first quarter of 2021 compared to the same period in 2020. International sales for the Materials Solutions segment decreased $2.9 million or 11.5% for the first quarter of 2021 compared to the same period in 2020 driven by lower equipment sales as well as parts sales, which decreased 8.6% for the first quarter of 2021 compared to the same period in 2020.

Segment Profit (Loss):

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$21.0	$17.2	$3.8	22.1%
Materials Solutions	6.5	6.0	0.5	8.3%
Corporate	(18.8)	(2.9)	(15.9)	(548.3)%

Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $21.0 million for the first quarter of 2021 compared to $17.2 million for the same period in 2020, an increase of $3.8 million or 22.1%. The increase in segment profits resulted from decreased selling expenses of $7.5 million driven by lower exhibit and promotional costs and reduced travel costs as well as lower net restructuring, goodwill impairment and other asset charges of $1.8 million. These increases in segment profits were partially offset by a decrease in gross profit of $3.8 million due to a 170 basis point decrease in gross margins between periods (24.1% and 25.8% for the first quarter of 2021 and 2020, respectively) combined with increased general and administrative expenses.

Materials Solutions segment: Segment profit for the Materials Solutions segment was $6.5 million for the first quarter of 2021 compared to $6.0 million for the same period in 2020, an increase of $0.5 million or 8.3%. The increase in segment profits between periods resulted from a decrease in selling expenses of $3.7 million driven by lower exhibit and promotional costs and reduced travel costs. The increase in segment profits was partially offset by a decrease in gross profit of $1.0 million due primarily to a 30 basis point decrease in gross margins, increased general and administrative expenses of $1.4 million and restructuring costs of $0.4 million.

Corporate: Corporate operations had a loss of $18.8 million for the first quarter of 2021 compared to a loss of $2.9 million for the first quarter of 2020, an increase in expenses of $15.9 million or 548.3%. The increase in expenses was driven by: (i) $7.0 million of increased income tax expense, (ii) increased payroll and related incentive and benefits expenses inclusive of costs associated with our Supplemental Executive Retirement Plan of $4.9 million and (iii) $3.7 million of higher software licensing costs including a $1.5 million out-of-period expense recorded during the first quarter of 2021 for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020. These increases were partially offset by reduced accounting fees of $1.0 million.

Liquidity and Capital Resources

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing transformation initiatives, working capital, strategic acquisitions and capital investments. We estimate that our capital expenditures will be between $25 and $30 million for the year ending December 31, 2021, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. We expect to finance these expenditures using currently available cash balances, internally generated funds and available credit under our credit facilities. Capital expenditures are generally for machinery, equipment and facilities used in the production of our various products. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our primary sources of liquidity and capital resources are cash on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. We had $164.6 million of cash available for operating purposes as of March 31, 2021, of which $25.0 million was held by our foreign subsidiaries. We did not have any outstanding borrowings on the Credit Facility at March 31, 2021 or December 31, 2020. In addition, no borrowings were made under the Credit Facility during 2021. Our outstanding letters of credit totaling $5.5 million decreased borrowing availability to $144.5 million under the Credit Facility as of March 31, 2021. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the agreement at March 31, 2021.

Our Brazilian subsidiary maintains a separate term loan for working capital purposes with a bank in Brazil, which is secured by its manufacturing facility.

Certain of our international subsidiaries in South Africa, Australia, Brazil, Canada and the United Kingdom each have separate credit facilities with local financial institutions to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements with a local bank on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" on our Consolidated Balance Sheets. Each of the credit

INDEX
facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary except in Brazil where the credit facilities are supported by letters of credit issued under the Credit Facility.

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2021	2020
Net income	$8.7	$20.4	$(11.7)
Depreciation and amortization	7.6	6.3	1.3
Provision for warranties	2.7	2.7	—
Deferred tax provision	0.8	13.5	(12.7)
Asset impairment charges	—	1.6	(1.6)
Increase in receivables and other contract assets	(26.4)	(16.6)	(9.8)
Decrease (increase) in inventories	5.0	(0.3)	5.3
Decrease in prepaid expenses	0.7	3.3	(2.6)
Increase in accounts payable	15.8	7.8	8.0
Decrease in accrued product warranty	(2.1)	(2.1)	—
Decrease in customer deposits	(0.9)	(5.2)	4.3
Income taxes payable/prepaid	0.9	(18.5)	19.4
Other, net	1.8	(7.5)	9.3
Net cash provided by operating activities	$14.6	$5.4	$9.2

Net cash provided by operating activities increased $9.2 million for the first three months of 2021 as compared to the first three months of 2020. The primary drivers were the net decrease in payable/prepaid income taxes of $19.4 million, net change of $9.3 million in other net assets and liabilities primarily related to timing of payroll payments, an increase in the growth of payables of $8.0 million and a $5.3 million decrease in inventory as we sell through on hand inventory stock. These increases were offset by decreases in net income and the change in non-cash charges totaling $24.7 million and increased growth in receivables and contract assets of $9.8 million.

Cash Flows from Investing Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2021	2020
Acquisitions, net of cash acquired	$0.1	$—	$0.1
Overpayment returned on prior sale of subsidiary	(1.1)	—	(1.1)
Expenditures for property and equipment	(3.3)	(5.8)	2.5
Proceeds from sale of property and equipment	1.4	1.9	(0.5)
Purchase of investments, net	(0.1)	(0.2)	0.1
Net cash used by investing activities	$(3.0)	$(4.1)	$1.1

Net cash used by investing activities decreased by $1.1 million for the first three months of 2021 as compared to the same period in 2020 primarily due to reduced net capital expenditures offset by the returned overpayment related to the sale of our Enid location.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2021	2020
Payment of dividends	$(2.5)	$(2.5)	$—
Repayments, net under bank loans	(0.3)	(0.7)	0.4
Withholding tax paid upon vesting of share-based compensation awards	(3.0)	(0.5)	(2.5)
Other, net	0.2	—	0.2
Net cash used by financing activities	$(5.6)	$(3.7)	$(1.9)

Net cash used by financing activities increased by $1.9 million for the first three months of 2021 compared to the same period in 2020 due primarily to the recognition of withholding taxes on the vesting of share-based compensation awards.

INDEX
Dividends

The Company paid quarterly dividends of $0.11 per common share to shareholders in the first quarter of 2021 and 2020.

Financial Condition

The Company's total current assets increased to $592.0 million as of March 31, 2021 from $565.8 million as of December 31, 2020, an increase of $26.2 million or 4.6%, due primarily to an increase in net trade receivables and contract assets of $25.3 million during the first three months of 2021.

The Company's total current liabilities increased to $185.1 million as of March 31, 2021 from $170.3 million as of December 31, 2020, an increase of $14.8 million, or 8.7%, due primarily to increased accounts payable of $15.4 million during the first three months of 2021.

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

See Note 8. Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of contingent liabilities for customer purchases, various guarantees including letters of credit, advance payments and retention guarantees as well as contingencies related to legal proceedings in which we are involved.

Off-balance Sheet Arrangements

As of March 31, 2021, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

In late 2020, we entered into certain vendor hosted software arrangements in conjunction with our transformation initiatives to convert our internal operations, manufacturing and finance systems to cloud-based platforms globally. These agreements include payments of $42.0 million to be paid through September 2027. Payments of $2.8 million will be made during the remaining periods of 2021, $10.4 million during the years 2022 to 2023, $17.1 million during the years 2024 to 2025 and $11.7 million after 2025.

Other than the contract described above, there were no material changes in the Company's commitments or contractual liabilities disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 during the three months ended March 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2020 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective.

INDEX
Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal actions arising in the ordinary course of its business. Other than as set forth in Note 8, Commitments and Contingencies, to the unaudited consolidated financial statements and Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2020, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

INDEX
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021.*	X
10.2	Form of Restricted Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan.*	X
10.3	Form of Performance Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan.*	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 6, 2021	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)