Form 10-Q
period 2021-06-30
ASTEC INDUSTRIES INC
filed 2021-08-05
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of August 2, 2021, there were 22,757,858 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$174.5	$158.6
Investments	9.3	4.3
Trade receivables and contract assets, net of allowance for credit losses of $2.6 and $1.7, respectively	148.3	115.9
Other receivables	6.0	4.7
Inventories	257.5	249.7
Prepaid and refundable income taxes	15.7	8.8
Prepaid expenses and other assets	18.1	17.5
Assets held for sale	5.1	6.3
Total current assets	634.5	565.8
Property and equipment, net of accumulated depreciation of $245.2 and $237.6, respectively	169.8	172.8
Investments	12.3	13.7
Goodwill	39.0	38.7
Intangible assets, net of accumulated amortization of $33.5 and $31.3, respectively	26.7	31.2
Deferred income tax assets	10.0	15.0
Other long-term assets	10.0	11.0
Total assets	$902.3	$848.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.2
Short-term debt	1.0	1.4
Accounts payable	78.5	52.7
Customer deposits	35.3	34.2
Accrued product warranty	10.5	10.3
Accrued payroll and related liabilities	28.6	20.8
Accrued loss reserves	1.8	3.0
Other current liabilities	51.9	47.7
Total current liabilities	207.8	170.3
Long-term debt	0.4	0.4
Deferred income tax liabilities	0.5	0.5
Other long-term liabilities	34.3	34.0
Total liabilities	243.0	205.2
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,757,326 as of June 30, 2021 and 22,611,976 as of December 31, 2020	4.6	4.5
Additional paid-in capital	127.8	127.8
Accumulated other comprehensive loss	(30.2)	(33.5)
Company stock held by SERP, at cost	(1.3)	(1.5)
Retained earnings	557.9	545.2
Shareholders' equity:	658.8	642.5
Noncontrolling interest	0.5	0.5
Total equity	659.3	643.0
Total liabilities and equity	$902.3	$848.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$278.0	$265.3	$562.4	$554.1
Cost of sales	211.0	205.7	426.9	421.1
Gross profit	67.0	59.6	135.5	133.0
Selling, general and administrative expenses	48.0	37.3	99.7	87.0
Research and development expenses	7.0	5.4	13.3	11.9
Restructuring, impairment and other asset charges, net	0.8	6.0	1.5	8.1
Income from operations	11.2	10.9	21.0	26.0
Other income:
Interest expense	(0.2)	(0.2)	(0.4)	(0.2)
Interest income	0.2	0.2	0.3	0.4
Other income, net	0.1	0.3	—	0.3
Income from operations before income taxes	11.3	11.2	20.9	26.5
Income tax provision (benefit)	2.3	1.8	3.2	(3.3)
Net income	9.0	9.4	17.7	29.8
Net (income) loss attributable to noncontrolling interest	—	(0.1)	—	0.1
Net income attributable to controlling interest	$9.0	$9.3	$17.7	$29.9
Per share data:
Earnings per common share - Basic	$0.40	$0.41	$0.78	$1.32
Earnings per common share - Diluted	$0.39	$0.41	$0.77	$1.32
Weighted average shares outstanding - Basic	22,742,162	22,583,976	22,688,339	22,567,402
Weighted average shares outstanding - Diluted	22,917,957	22,711,023	22,905,270	22,714,702
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$9.0	$9.4	$17.7	$29.8
Other comprehensive income (loss):
Foreign currency translation adjustments	4.1	0.4	3.3	(8.8)
Other comprehensive income (loss)	4.1	0.4	3.3	(8.8)
Comprehensive income	13.1	9.8	21.0	21.0
Comprehensive loss attributable to noncontrolling interest	0.1	—	—	0.2
Comprehensive income attributable to controlling interest	$13.2	$9.8	$21.0	$21.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$17.7	$29.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.0	10.6
Amortization	5.1	2.0
Provision for credit losses	0.7	0.8
Provision for warranties	4.9	5.1
Deferred compensation expense	0.3	0.2
Share-based compensation	2.9	3.0
Deferred tax provision	5.4	13.4
Gain on disposition of property and equipment	(0.3)	(0.6)
Asset impairment charges	0.2	4.4
Distributions to SERP participants	(1.1)	(0.4)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(3.1)	—
Receivables and other contract assets	(32.9)	5.4
Inventories	(7.4)	31.4
Prepaid expenses	(0.1)	5.2
Other assets	(0.5)	(2.5)
Accounts payable	25.5	(7.7)
Accrued loss reserves	(0.4)	(0.1)
Accrued payroll and related expenses	7.8	(2.9)
Other accrued liabilities	6.6	3.6
Accrued product warranty	(4.7)	(4.5)
Customer deposits	0.9	(20.1)
Income taxes payable/prepaid	(7.0)	10.6
Other	—	(1.8)
Net cash provided by operating activities	30.5	84.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.1	—
Price adjustment on prior sale of subsidiary	(1.1)	—
Expenditures for property and equipment	(7.2)	(7.4)
Proceeds from sale of property and equipment	1.5	2.0
Purchase of investments	(0.6)	(0.6)
Sale of investments	0.5	0.4
Net cash used by investing activities	(6.8)	(5.6)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Payment of dividends	(5.0)	(5.0)
Borrowings under bank loans	2.3	0.8
Repayment of bank loans	(2.7)	(1.0)
Sale of Company stock by SERP, net	0.5	0.1
Withholding tax paid upon vesting of share-based compensation awards	(3.2)	(0.6)
Net cash used by financing activities	(8.1)	(5.7)
Effect of exchange rates on cash	0.3	(2.7)
Increase in cash and cash equivalents	15.9	70.9
Cash and cash equivalents, beginning of period	158.6	48.9
Cash and cash equivalents, end of period	$174.5	$119.8

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$0.1	$0.2
Income taxes paid (refunded)	$5.7	$(20.5)

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$0.2	$0.7

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.3	$0.1
Liability award converted to equity	$—	$0.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$545.2	$0.5	$643.0
Net income	—	—	—	—	—	8.7	—	8.7
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
SERP transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$551.4	$0.4	$647.0
Net income	—	—	—	—	—	9.0	—	9.0
Other comprehensive income	—	—	—	4.0	—	—	0.1	4.1
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	41,809	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
SERP transactions, net	—	—	0.2	—	0.1	—	—	0.3
Balance, June 30, 2021	22,757,326	$4.6	$127.8	$(30.2)	$(1.3)	$557.9	$0.5	$659.3

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2019	22,551,183	$4.5	$122.6	$(31.8)	$(1.7)	$508.3	$0.5	$602.4
Net income	—	—	—	—	—	20.6	(0.2)	20.4
Other comprehensive loss	—	—	—	(9.2)	—	—	—	(9.2)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Conversion of liability awards to equity	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	32,663	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.5)	—	—	—	—	(0.5)
Balance, March 31, 2020	22,583,846	$4.5	$124.0	$(41.0)	$(1.7)	$526.4	$0.3	$612.5
Net income	—	—	—	—	—	9.3	0.1	9.4
Other comprehensive income (loss)	—	—	—	0.5	—	—	(0.1)	0.4
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.9	—	—	—	—	1.9
Issuance of common stock under incentive plan	19,136	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
SERP transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2020	22,602,982	$4.5	$125.8	$(40.5)	$(1.6)	$533.2	$0.3	$621.7
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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, inventory net realizable value, self-insurance loss reserves, employee benefit programs and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The COVID-19 pandemic has resulted in uncertainties in the Company's business, which may result in actual results differing from those estimates. As a result, the Company's accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities and incremental credit losses on receivables, among other issues. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the financial position as of June 30, 2021 and December 31, 2020 and the cash flows for the six months ended June 30, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Reclassifications and Adjustments

Certain reclassifications in amounts previously reported have been made to conform to current presentation including the reclassification of $0.6 million net gain on sale of fixed assets from "Cost of sales" to "Restructuring, impairment and other asset charges, net" for the six months ended June 30, 2020.

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

Note 2. Acquisitions

CON-E-CO Acquisition - The Company entered into a Stock Purchase Agreement, dated as of July 20, 2020, by and between Oshkosh Corporation for the purchase of the CON-E-CO concrete equipment company in Nebraska. The purchase price was $13.8 million, after adjustments, and was paid in cash. The Company's allocation of the purchase price, net of the adjustments in the first and second quarters of 2021 discussed below, resulted in the recognition of $4.3 million of intangible assets primarily consisting of customer relationships (8 year life) and trade name (3 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition.

In the first quarter of 2021, the Company recorded a $0.4 million adjustment related to a refined valuation of deferred tax liabilities, which was offset in intangible assets. In the second quarter of 2021, the Company recorded a $0.3 million adjustment related to right-of-use lease assets, which was offset in accounts payable and other.

The following table summarizes the final allocations of the total purchase price:

(in millions)	Amount
Accounts receivable	$2.3
Inventories	8.1
Other assets	6.3
Intangible assets	4.3
Total assets acquired	$21.0
Accounts payable and other	(4.4)
Advance customer deposits	(2.8)
Total liabilities assumed	(7.2)
Total purchase price	$13.8

BMH Systems Acquisition - The Company entered into a Share Purchase Agreement, dated as of August 3, 2020, by and between BMH Systems Corporation ("St. Bruno") for the purchase of the concrete equipment company in Quebec, Canada. The purchase price was $15.6 million, after adjustments, and was paid in cash. The Company's allocation of the purchase price resulted in the recognition of $6.3 million of goodwill and $5.7 million of other intangible assets primarily consisting of customer relationships (9 year life) and of trade name (15 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition. The goodwill is not expected to be deductible for income tax purposes.

INDEX
In the first quarter of 2021, a working capital adjustment was made that resulted in the decrease of goodwill of $0.1 million.

The following table summarizes the final allocations of the total purchase price:

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

Inventories consist of the following:

(in millions)	June 30, 2021	December 31, 2020
Raw materials and parts	$175.1	$154.6
Work-in-process	60.2	57.3
Finished goods	18.7	34.0
Used equipment	3.5	3.8
Total	$257.5	$249.7

Note 4. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal, which is recorded in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2021 and December 31, 2020 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs money market fund	$0.2	$—	$0.2
Deferred compensation programs mutual funds	5.4	—	5.4
Preferred stocks	0.3	—	0.3
Equity funds	3.8	—	3.8
Trading debt securities:
Corporate bonds	3.6	—	3.6
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.4	—	1.4
Asset-backed securities	—	1.3	1.3
Other	3.9	1.1	5.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$19.0	$2.7	$21.7
Financial liabilities:
Deferred compensation programs liabilities	$—	$7.7	$7.7
Total financial liabilities	$—	$7.7	$7.7

INDEX

	December 31, 2020
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs money market fund	$0.2	$—	$0.2
Deferred compensation programs mutual funds	4.8	—	4.8
Preferred stocks	0.3	—	0.3
Equity funds	1.7	—	1.7
Trading debt securities:
Corporate bonds	4.8	—	4.8
Municipal bonds	—	0.9	0.9
Floating rate notes	0.4	—	0.4
U.S. government securities	1.8	—	1.8
Asset-backed securities	—	2.1	2.1
Other	—	1.0	1.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$14.0	$4.1	$18.1
Financial liabilities:
Derivative financial instruments	$—	$0.5	$0.5
Deferred compensation programs liabilities	—	7.3	7.3
Total financial liabilities	$—	$7.8	$7.8

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

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Reserve balance, beginning of the period	$10.9	$10.7	$10.3	$10.3
Warranty liabilities accrued	2.2	2.4	4.9	5.1
Warranty liabilities settled	(2.6)	(2.4)	(4.7)	(4.5)
Other	—	—	—	(0.2)
Reserve balance, end of the period	$10.5	$10.7	$10.5	$10.7

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.8 million and $7.2 million as of June 30, 2021 and December 31, 2020, respectively, of which $5.0 million and $4.2 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.
Note 7. Income Taxes

For the three months ended June 30, 2021, the Company recorded an income tax provision of $2.3 million, reflecting a 20.4% effective tax rate, compared to a $1.8 million income tax provision for the three months ended June 30, 2020, reflecting a 16.1% effective tax rate. The change in the effective tax rate for the three months ended June 30, 2021 compared to the same period of the prior year is primarily due to changes in the relative weighting of jurisdictional income and loss and the limitation on executive compensation deduction partially offset by net discrete tax benefits related to the release of reserves for uncertain tax positions associated with Astec Mobile Machinery GmbH ("AMM") whose dissolution was completed during the second quarter of 2021.

INDEX
For the six months ended June 30, 2021, the Company recorded an income tax provision of $3.2 million, reflecting a 15.3% effective tax rate, compared to a $3.3 million income tax benefit for the six months ended June 30, 2020, reflecting a (12.5)% effective tax rate. The change in the effective tax rate for the six months ended June 30, 2021 compared to the same period of the prior year is primarily due a net discrete tax benefit of $9.5 million resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in the prior year provision and changes in the relative weighting of jurisdictional income and loss partially offset by the limitation on executive compensation deduction and a net discrete tax benefit related to the release of reserves for uncertain tax positions associated with AMM. Among other provisions, the CARES Act modified the net operating loss ("NOL") carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

The Company's recorded liability for uncertain tax positions was $9.3 million and $9.7 million as of June 30, 2021 and December 31, 2020, respectively. The net reduction in 2021 of $0.4 million is related to AMM. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of June 30, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.0 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively. These arrangements expire at various dates through December 2023. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.4 million for 2021), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.1 million and $2.0 million related to these guarantees as of June 30, 2021 and December 31, 2020, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $8.8 million as of June 30, 2021, including $5.1 million of letters of credit guaranteeing certain credit facilities of the Company's Brazilian subsidiary. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of June 30, 2021. As of June 30, 2021, the Company's foreign subsidiaries are contingently liable for a total of $4.2 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $9.0 million as of June 30, 2021.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action was styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and sought monetary damages on behalf of the purported class. The Company disputed these allegations and filed a motion to dismiss the lawsuit on October 25, 2019. On February 19, 2021, the motion to dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. On June 4, 2021, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit, which is pending.

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

INDEX
Industries, Inc. Besides a new claim based on fraudulent transfer, the allegations essentially mirror the GEFCO suit. Astec Industries, Inc. is vigorously defending this suit as well. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

The Company is currently a party to various claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either: (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.

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

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan, less one share for every one share subject to an award granted under the 2011 Plan after December 31, 2020 and prior to the Plan Effective Date. No new awards were granted between December 31, 2020 and the Plan Effective Date. To the extent that all or a portion of an award (or, after December 31, 2020, an award granted under the 2011 Plan) is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award (or, after December 31, 2020, an award granted under the 2011 Plan) will be added back to the 2021 Plan share reserve and again be available for issuance pursuant to awards granted under the 2021 Plan. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. In addition, the 2021 Plan allows for participants to elect to receive vested units on a deferred basis. Awards granted under the 2021 Plan are entitled to dividend equivalents, which are subject to the same forfeiture and transfer restrictions and deferral terms as apply to the award to which they relate. The Company's annual grants of restricted stock units and performance stock units typically awarded in the first quarter of the year were delayed until April 2021 following the shareholder approval of the 2021 Plan.

Each of the above incentive plans are administered by the Company's Compensation Committee of the Board of Directors.

Share-based compensation expense was $1.5 million and $2.9 million for the three and six months periods ended June 30, 2021, respectively, and $1.9 million and $3.0 million for the three and six month periods ended June 30, 2020, respectively.

INDEX
Note 10. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six month periods ended June 30, 2021 and 2020 (excluding intercompany sales):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$82.4	$43.6	$126.0	$104.8	$43.3	$148.1
Parts and component sales	40.6	21.3	61.9	35.9	17.7	53.6
Service and equipment installation revenue	3.9	0.1	4.0	6.1	0.4	6.5
Used equipment sales	2.8	0.7	3.5	7.1	0.4	7.5
Freight revenue	4.6	1.8	6.4	4.6	1.4	6.0
Other	—	(0.4)	(0.4)	0.1	(0.1)	—
Total domestic revenue	134.3	67.1	201.4	158.6	63.1	221.7

Net Sales-International:
Equipment sales	35.6	21.0	56.6	15.6	12.5	28.1
Parts and component sales	8.7	8.2	16.9	5.9	6.8	12.7
Service and equipment installation revenue	0.8	0.3	1.1	0.6	0.5	1.1
Used equipment sales	—	0.4	0.4	0.8	0.2	1.0
Freight revenue	0.7	0.8	1.5	0.3	0.3	0.6
Other	0.1	—	0.1	0.1	—	0.1
Total international revenue	45.9	30.7	76.6	23.3	20.3	43.6
Total net sales	$180.2	$97.8	$278.0	$181.9	$83.4	$265.3

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$181.6	$85.4	$267.0	$205.2	$84.6	$289.8
Parts and component sales	92.5	39.0	131.5	88.5	36.2	124.7
Service and equipment installation revenue	9.7	0.2	9.9	12.9	0.8	13.7
Used equipment sales	5.7	0.7	6.4	14.3	0.4	14.7
Freight revenue	10.2	3.3	13.5	10.6	2.7	13.3
Other	(0.4)	(0.9)	(1.3)	(0.1)	(0.6)	(0.7)
Total domestic revenue	299.3	127.7	427.0	331.4	124.1	455.5

Net Sales-International:
Equipment sales	56.9	33.8	90.7	35.0	26.9	61.9
Parts and component sales	21.8	15.9	37.7	14.2	16.1	30.3
Service and equipment installation revenue	1.8	0.8	2.6	1.5	0.7	2.2
Used equipment sales	0.1	1.2	1.3	1.4	1.0	2.4
Freight revenue	1.5	1.1	2.6	0.9	0.6	1.5
Other	0.3	0.2	0.5	0.1	0.2	0.3
Total international revenue	82.4	53.0	135.4	53.1	45.5	98.6
Total net sales	$381.7	$180.7	$562.4	$384.5	$169.6	$554.1

INDEX

Sales into major geographic regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
United States	$201.4	$221.7	$427.0	$455.5
Canada	20.6	12.9	37.9	27.6
Europe	13.9	4.8	24.4	14.2
Australia	12.4	5.5	21.2	11.3
Africa	7.8	4.2	16.1	10.8
Mexico	8.0	0.5	10.4	1.4
Brazil	4.9	6.2	9.1	10.9
South America	4.5	5.0	9.0	9.1
Other	4.5	4.5	7.3	13.3
Total foreign	76.6	43.6	135.4	98.6
Total net sales	$278.0	$265.3	$562.4	$554.1

As of June 30, 2021, the Company had contract assets of $10.8 million and contract liabilities of $12.7 million, including $2.6 million of deferred revenue related to extended warranties. As of December 31, 2020, the Company had contract assets of $4.3 million and contract liabilities of $8.9 million, including $2.9 million of deferred revenue related to extended warranties.

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

Infrastructure Solutions – The Infrastructure Solutions segment comprises 12 active sites and designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying other heavy equipment. The U.S. based sites within the Infrastructure Solutions segment are primarily manufacturing operations while those located internationally market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt producers, highway and heavy equipment contractors, ready mix concrete producers, contractors in the construction and demolition recycling markets and domestic and foreign governmental agencies.

Materials Solutions – The Materials Solutions segment comprises 9 active sites and designs and manufactures heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations with the AME and India sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

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

INDEX
Segment Information:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$180.2	$97.8	$—	$278.0	$181.9	$83.4	$—	$265.3
Intersegment sales	15.3	10.7	—	26.0	12.4	6.8	—	19.2
Segment profit (loss)	11.8	12.8	(15.9)	8.7	14.2	8.5	(13.6)	9.1

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$381.7	$180.7	$—	$562.4	$384.5	$169.6	$—	$554.1
Intersegment sales	25.4	22.8	—	48.2	18.3	15.1	—	33.4
Segment profit (loss)	32.8	19.3	(34.7)	17.4	31.4	14.5	(16.5)	29.4

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income attributable to controlling interest
Total profit for reportable segments	$24.6	$22.7	$52.1	$45.9
Corporate expenses, net	(15.9)	(13.6)	(34.7)	(16.5)
Net loss (income) attributable to noncontrolling interest	—	(0.1)	—	0.1
Recapture of intersegment profit	0.3	0.3	0.3	0.4
Total consolidated net income attributable to controlling interest	$9.0	$9.3	$17.7	$29.9

Note 12. Restructuring, Impairment and Other Asset Charges, Net

In 2018, the Company made several strategic decisions to divest of underperforming manufacturing sites or product lines, including to close certain of its subsidiaries, close and sell its manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets. These actions, which have subsequently been incorporated into the Company's Simplify, Focus and Grow Strategic Transformation ("SFG") initiative beginning in 2019, generally include facility rationalization, asset impairment, workforce reduction and the associated costs of organizational integration activities. In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

INDEX
Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring charges:
Costs associated with closing AMM	$—	$0.3	$—	$0.3
Costs associated with closing Albuquerque	—	0.7	—	1.0
Costs associated with closing Mequon	0.2	1.4	0.6	1.4
Costs associated with closing Enid	—	—	—	0.3
Costs associated with closing Tacoma	0.6	—	1.0	—
Workforce reductions at multiple sites	—	0.8	—	1.3
Total restructuring related charges	0.8	3.2	1.6	4.3

Asset impairment charges:
Goodwill impairment charges	—	—	—	1.6
Airplane impairment charges	—	2.6	—	2.6
Other impairment charges	0.2	0.2	0.2	0.2
Total asset impairment charges	0.2	2.8	0.2	4.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	—	(0.3)	(0.6)
Total gain on sale of property and equipment, net	(0.2)	—	(0.3)	(0.6)

Restructuring, impairment and other asset charges, net	$0.8	$6.0	$1.5	$8.1

Restructuring charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$0.6	$1.7	$1.0	$2.8
Materials Solutions	0.2	1.4	0.6	1.4
Corporate	—	0.1	—	0.1
Total restructuring related charges	$0.8	$3.2	$1.6	$4.3

Impairment charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$—	$—	$—	$1.6
Materials Solutions	0.2	0.1	0.2	0.1
Corporate	—	2.7	—	2.7
Total impairment charges	$0.2	$2.8	$0.2	$4.4

The net gain on sale of property and equipment by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$(0.1)	$—	$(0.2)	$(0.6)
Materials Solutions	(0.1)	—	(0.1)	—
Total gain on sale of property and equipment, net	$(0.2)	$—	$(0.3)	$(0.6)

Restructuring charges accrued, but not paid, were $1.6 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively.

On October 21, 2019, the Company announced the closing of its Albuquerque, New Mexico location. The decision to close the site was based in part on market conditions and manufacturing facilities underutilization. The marketing and manufacturing of products previously produced by the site were transferred to other Company facilities. The site was closed as of March 31, 2020.

INDEX

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location were impaired and discontinued. The Company incurred $0.3 million in severance related costs during the three months ended March 31, 2020 associated with exiting the oil and gas line of business at Enid. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

The Company incurred $0.8 million and $1.3 million of severance pay associated with workforce reductions at other of the Company's locations in the three and six month periods ended June 30, 2020, respectively.

During the three months ended March 31, 2020, the Company incurred $1.6 million of goodwill impairment charges due to a full impairment of goodwill associated with its mobile asphalt equipment operations included in the Infrastructure Solutions segment.

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020. Charges primarily related to inventory relocation and integration activities of $0.2 million and $1.4 million were incurred during the three month periods ended June 30, 2021 and 2020, respectively. Charges totaling $0.6 million and $1.4 million were recognized in the six month periods ended June 30, 2021 and 2020, respectively.

In October 2020, the Company closed a transaction for the sale of water well assets of the Company's Enid location, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation is included in "Other current liabilities" in the Consolidated Balance Sheets at December 31, 2020 and was settled in the first quarter of 2021.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility is currently expected to cease operations at the end of 2021. Manufacturing and marketing of Tacoma product lines are expected to be fully transferred to other facilities within the Infrastructure Solutions segment by early 2022. In conjunction with this action, the Company recorded $1.0 million of restructuring related charges primarily associated with severance and retention costs during 2021, $0.6 million of which was recorded in the three months ended June 30, 2021.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Denominator:
Denominator for basic earnings per common share	22,742,162	22,583,976	22,688,339	22,567,402
Effect of dilutive securities	175,795	127,047	216,931	147,300
Denominator for diluted earnings per common share	22,917,957	22,711,023	22,905,270	22,714,702

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly the following discussion and analysis of our results of operations, financial condition and liquidity in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "hope," and "forecast," and use of the future tense and similar words or phrases.

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

See Note 11. "Segment Information," of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable segments.

Executive Summary

Highlights of our financial results for the three months ended June 30, 2021 as compared to the same period of the prior year include the following:

•Net sales were $278.0 million, an increase of 4.8%

•Gross profit was $67.0 million, an increase of 12.4%

•Income from operations increased $0.3 million to $11.2 million

•Net income attributable to Astec decreased to $9.0 million, or 3.2%

•Diluted earnings per share were $0.39, a decrease of 4.9%

INDEX
Significant Items Impacting Operations in 2021

COVID-19 Pandemic – Our top priority continues to be protecting our employees and their families, our customers and suppliers and our operations from any adverse impacts by taking precautionary measures as directed by health authorities and local governments. We continually monitor the markets in which we operate for the effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19 and while our manufacturing and business operations have remained fully operational during the first half of 2021, there continues to be an effect on our results of operations, financial position and cash flows driven by contributory effects of the pandemic such as material price increases and labor shortages.

The COVID-19 pandemic may continue to negatively disrupt our business and results of operations in the future. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains uncertain. Developments are constantly evolving and cannot be accurately predicted.

Closure of Tacoma Facility – In January 2021, we announced plans to close our Tacoma facility in order to simplify and consolidate operations. We expect the Tacoma facility to cease operations at the end of 2021. Manufacturing and marketing of Tacoma product lines are expected to be fully transferred to other facilities within the Infrastructure Solutions segment by early 2022.

Simplify, Focus and Grow Strategic Transformation ("SFG") – Beginning in late 2019, we initiated a strategic transformation initiative focused on implementing new business strategies and a new operating structure. This transformation is concentrated on aligning our operations under the OneASTEC business model with the strategic pillars of Simplify, Focus and Grow. SFG is an ongoing, multi-year program with the primary goals of optimizing our manufacturing footprint and centralizing our business into common platforms and operating models to reduce complexity and cost, improve productivity and embed continuous improvement in our processes. These efforts are considered critical to enabling us to operate competitively and supporting future growth, which are expected to broadly benefit our customers, partners, employees and shareholders.

During 2019 and 2020, we consolidated certain of our sites as a key part of these initiatives. In addition, we have one additional site consolidation underway in 2021. Site consolidation costs including headcount reductions, inventory movement and facility shut-down costs are included in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

In addition, in late 2020 we launched a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three and six months ended June 30, 2021, were $2.1 million and $5.3 million, respectively, which represent costs directly associated with the SFG initiative and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

We ended 2020 with a strong backlog of orders, which grew during the first half of 2021 across our global organization as well as in both the Infrastructure Solutions and Materials Solutions segments. The backlog of orders as of June 30, 2021 was $436.1 million compared to $181.9 million as of June 30, 2020, an increase of $254.2 million or 139.7%. Increased orders were driven by pent-up demand after COVID-19 uncertainty in 2020 and slower production cycles due to manufacturing labor shortages. In addition, we are experiencing increased lead times for certain production materials, parts and supplies, which may impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. We believe that federal highway funding influences the purchasing decisions of our customers, who are typically more amenable to making capital equipment purchases with long-term federal legislation in place. Federal transportation funding under the Fixing America's Surface Transportation Act ("FAST Act"), which was set to expire on September 30, 2020, was temporarily extended for one year through September 30, 2021. We believe a multi-year highway program (such as the FAST Act) will have the greatest positive impact on the road construction industry and allow our customers to plan and execute longer-term projects. While the Biden administration has recently proposed an infrastructure plan with meaningful funding for transportation-related projects, given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be uncertain. Although continued funding under the FAST Act or funding of a bill passed by the current administration is expected, it may be at lower levels than originally approved or anticipated.

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil

INDEX
impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While the first half of 2021 brought increased oil prices, its price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. During the first half of 2021, oil prices have increased and we expect that with increasing demand from the rebound of industrial activity after the slowdown experienced in 2020 with the COVID-19 pandemic that prices will continue to increase through the remainder of 2021.

Steel is a major component of our equipment. With a drop in supply, similar to oil, steel prices began increasing in the latter part of 2020, continuing throughout the first half of 2021 and into Q3. As a result, we have experienced a rising cost of steel throughout 2021. We anticipate the steel demand will remain strong through the remainder of 2021 driving continued price inflation. In response, we continue to utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility. Constraints on the supply of steel may also put pressure on the availability of other components such as engines.

We actively manage our global supply chain for any identified constraints and volatility. Challenges related to our supply chain, including potential labor shortages at our vendors and logistics partners, have led to increased lead times for certain components used in our manufacturing processes. We cannot estimate the full impact that any future disruptions might have on our operations. We will continue to monitor potential future supply costs and availability.

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

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. Since backlog fulfillment times can be as long as twelve months from the contracted sale, we have limitations on our ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations

Net Sales

Net sales for the second quarter of 2021 were $278.0 million compared to $265.3 million for the second quarter of 2020, an increase of $12.7 million or 4.8%. The increase in net sales was primarily driven by $14.6 million of net incremental sales from acquired businesses and $11.7 million of higher parts and component sales. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $5.3 million, (ii) lower used equipment sales of $4.3 million, (iii) $2.6 million of lower service sales and (iv) lower equipment sales of $2.1 million. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2021 would have been $6.5 million lower had second quarter 2021 foreign exchange rates been the same as second quarter 2020 rates.

Net sales for the first six months of 2021 were $562.4 million compared to $554.1 million for the first six months of 2020, an increase of $8.3 million or 1.5%. The increase in net sales was primarily driven by $29.9 million of net incremental sales from acquired businesses and $11.9 million of higher parts and component sales. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $14.8 million, (ii) lower equipment sales of $8.6 million, (iii) lower used equipment sales of $6.7 million and (iv) $3.3 million of lower service sales. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2021 would have been $8.7 million lower had first six months of 2021 foreign exchange rates been the same as first six months of 2020 rates.

Domestic sales for the second quarter of 2021 were $201.4 million or 72.4% of consolidated net sales compared to $221.7 million or 83.6% of consolidated net sales for the second quarter of 2020, a decrease of $20.3 million or 9.2%. Domestic sales decreased primarily due to: (i) lower equipment sales of $27.5 million largely due to lower production throughput from labor shortages and supply chain constraints, (ii) reduced sales from the exit of our Enid oil and gas drilling product lines of $5.1 million, (iii) lower used equipment sales of $3.7 million and (iv) reduced service sales of $2.6 million. These decreases were partially offset by net incremental sales of $11.3 million from acquired businesses and $7.6 million of higher parts and components sales.

Domestic sales for the first six months of 2021 were $427.0 million or 75.9% of consolidated net sales compared to $455.5 million or 82.2% of consolidated net sales for the first six months of 2020, a decrease of $28.5 million or 6.3%. Domestic sales decreased primarily due to: (i) lower equipment sales of $31.7 million largely due to lower production throughput from labor shortages and supply chain constraints, (ii) reduced sales from the exit of our Enid oil and gas drilling product lines of $14.2 million, (iii) lower used equipment sales of $5.6 million and (iv) reduced service sales of $3.7 million. These decreases were partially offset by net incremental sales of $23.1 million from acquired businesses and $4.8 million of higher parts and components sales.

INDEX
International sales for the second quarter of 2021 were $76.6 million or 27.6% of consolidated net sales compared to $43.6 million or 16.4% of consolidated net sales for the second quarter of 2020, an increase of $33.0 million or 75.7%. International sales increased primarily due to: (i) higher equipment sales of $25.5 million mainly from COVID-19 related temporary site closures in the prior year, (ii) $4.1 million of higher parts and components sales and (iii) net incremental sales of $3.3 million from acquired businesses.

International sales for the first six months of 2021 were $135.4 million or 24.1% of consolidated net sales compared to $98.6 million or 17.8% of consolidated net sales for the first six months of 2020, an increase of $36.8 million or 37.3%. International sales increased primarily due to: (i) higher equipment sales of $23.1 million mainly from COVID-19 related temporary site closures in the prior year, (ii) $7.1 million of higher parts and components sales and (iii) net incremental sales of $6.8 million from acquired businesses.

Gross Profit

Consolidated gross profit increased $7.4 million or 12.4% to $67.0 million for the second quarter of 2021 compared to $59.6 million for the second quarter of 2020. Gross profit as a percentage of sales increased 160 basis points to 24.1% for the second quarter of 2021 compared to 22.5% for the second quarter of 2020 due to increased pricing and sales volumes for higher margin products, manufacturing efficiencies and government subsidies received in an international market.

Consolidated gross profit increased $2.5 million or 1.9% to $135.5 million for the first six months of 2021 compared to $133.0 million for the first six months of 2020. Gross profit as a percentage of sales remained relatively consistent with an increase of 10 basis points to 24.1% for the first six months of 2021 compared to 24.0% for the first six months of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.7 million, or 28.7%, to $48.0 million or 17.3% of net sales for the second quarter of 2021, compared to $37.3 million or 14.1% of net sales for the second quarter of 2020 primarily due to: (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $2.8 million of higher technology and software licensing costs, (iii) $2.4 million of incremental expenses for acquired businesses and (iv) $1.4 million of higher professional services costs. These increases were partially offset by approximately $2.1 million in reduced expenses for closed locations.

Selling, general and administrative expenses increased $12.7 million, or 14.6%, to $99.7 million or 17.7% of net sales for the first six months of 2021, compared to $87.0 million or 15.7% of net sales for the first six months of 2020 primarily due to: (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $6.4 million of higher technology and software licensing costs, (iii) $4.6 million of incremental expenses for acquired businesses and (iv) $1.4 million of higher professional services costs. These increases were partially offset by decreases associated with: (i) $6.1 million of reduced expenses for closed locations, (ii) $5.2 million of lower trade show and promotional expenses and (iii) $1.9 million of reduced travel expenses.

INDEX
Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which we have completed various restructuring and right-sizing actions. Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and six month periods ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring charges:
Costs associated with closing AMM	$—	$0.3	$—	$0.3
Costs associated with closing Albuquerque	—	0.7	—	1.0
Costs associated with closing Mequon	0.2	1.4	0.6	1.4
Costs associated with closing Enid	—	—	—	0.3
Costs associated with closing Tacoma	0.6	—	1.0	—
Workforce reductions at multiple sites	—	0.8	—	1.3
Total restructuring related charges	0.8	3.2	1.6	4.3

Asset impairment charges:
Goodwill impairment charges	—	—	—	1.6
Airplane impairment charges	—	2.6	—	2.6
Other impairment charges	0.2	0.2	0.2	0.2
Total asset impairment charges	0.2	2.8	0.2	4.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	—	(0.3)	(0.6)
Total gain on sale of property and equipment, net	(0.2)	—	(0.3)	(0.6)

Restructuring, impairment and other asset charges, net	$0.8	$6.0	$1.5	$8.1

See Note 12. "Restructuring, Impairment and Other Asset Charges, Net" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken and the impairment charges recorded.

Income Tax Provision

The income tax provision for the second quarter of 2021 was $2.3 million compared to an income tax provision of $1.8 million for the second quarter of 2020. Our effective income tax rate was 20.4% for the second quarter of 2021 compared to 16.1% for the second quarter of 2020. The tax rate for 2021 was higher compared to 2020 primarily due to primarily due to changes in the relative weighting of jurisdictional income and loss and the limitation on executive compensation deduction partially offset by net discrete tax benefits related to the release of reserves for uncertain tax positions associated with AMM whose dissolution was completed during the second quarter of 2021.

The income tax provision for the first six months of 2021 was $3.2 million compared to income tax benefit of $3.3 million for the first six months of 2020. Our effective income tax rate was 15.3% for the first six months of 2021 compared to (12.5)% for the first six months of 2020. The change in the effective tax rate for the six months ended June 30, 2021 compared to the same period of the prior year is primarily due a net discrete tax benefit of $9.5 million resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in the prior year income tax provision and changes in the relative weighting of jurisdictional income and loss partially offset by the limitation on executive compensation deduction and a net discrete tax benefit related to the release of reserves for uncertain tax positions associated with AMM. Among other provisions, the CARES Act modified the net operating loss ("NOL") carryback provisions, which allowed us to carryback our 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

Backlog

The backlog of orders as of June 30, 2021 was $436.1 million compared to $181.9 million as of June 30, 2020, an increase of $254.2 million or 139.7%. Domestic and international backlogs increased $210.5 million or 164.1% and $43.7 million or 81.5%, respectively. The backlog increased $108.5 million to $217.7 million in the Infrastructure Solutions segment and increased $145.7 million to $218.4 million in the Materials Solutions segment. Increased orders were driven by pent-up demand after COVID-19 uncertainty in 2020 and slower production cycles due to manufacturing labor shortages and increased lead times for certain production materials, parts and supplies.

INDEX
Segment Net Sales-Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$180.2	$181.9	$(1.7)	(0.9)%
Materials Solutions	97.8	83.4	14.4	17.3%

Infrastructure Solutions: Sales in this segment were $180.2 million for the second quarter of 2021 compared to $181.9 million for the same period in 2020, a decrease of $1.7 million or 0.9%. Domestic sales for the Infrastructure Solutions segment decreased $24.3 million or 15.3% for the second quarter of 2021 compared to the same period in 2020 driven by: (i) reduced equipment sales of $27.8 million largely due to lower production throughput from labor shortages and supply chain constraints, (ii) $5.1 million of sales in the prior year associated with the exited Enid business, (iii) reduced used equipment sales of $4.0 million and (iv) lower service sales of $2.3 million. These decreases were partially offset by $11.3 million of net incremental sales from acquisitions and $4.0 million of higher parts and components. International sales for the Infrastructure Solutions segment increased $22.6 million or 97.0% for the second quarter of 2021 compared to the same period in 2020 primarily due to increased equipment sales of $17.0 million from COVID-19 related business disruptions in the prior year.

Materials Solutions: Sales in this segment were $97.8 million for the second quarter of 2021 compared to $83.4 million for the same period in 2020, an increase of $14.4 million or 17.3%. Domestic sales for the Materials Solutions segment increased by $4.0 million or 6.3% for the second quarter of 2021 compared to the same period in 2020 driven by increased parts and component sales. International sales for the Materials Solutions segment increased $10.4 million or 51.2% for the second quarter of 2021 compared to the same period in 2020 driven by higher equipment sales, which increased 68.0% for the second quarter of 2021 compared to the same period in 2020 related to COVID-19 related temporary site closures in the prior year.

Segment Net Sales-Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$381.7	$384.5	$(2.8)	(0.7)%
Materials Solutions	180.7	169.6	11.1	6.5%

Infrastructure Solutions: Sales in this segment were $381.7 million for the first six months of 2021 compared to $384.5 million for the same period in 2020, a decrease of $2.8 million or 0.7%. Domestic sales for the Infrastructure Solutions segment decreased $32.1 million or 9.7% for the first six months of 2021 compared to the same period in 2020 driven by: (i) reduced equipment sales of $32.5 million largely due to lower production throughput from labor shortages and supply chain constraints, (ii) $14.2 million of sales in the prior year associated with the exited Enid business, (iii) reduced used equipment sales of $5.9 million and (iv) lower service sales of $3.1 million. These decreases were partially offset by $23.1 million of net incremental sales from acquisitions and $2.0 million of higher parts and components. International sales for the Infrastructure Solutions segment increased $29.3 million or 55.2% for the first six months of 2021 compared to the same period in 2020 from COVID-19 related business disruptions in the prior year.

Materials Solutions: Sales in this segment were $180.7 million for the first six months of 2021 compared to $169.6 million for the same period in 2020, an increase of $11.1 million or 6.5%. Domestic sales for the Materials Solutions segment increased by $3.6 million or 2.9% for the first six months of 2021 compared to the same period in 2020, which was driven by increased parts and component sales of $2.8 million. International sales for the Materials Solutions segment increased $7.5 million or 16.5% for the first six months of 2021 compared to the same period in 2020 due to increased equipment sales of $6.9 million related to COVID-19 related temporary site closures in the prior year.

Segment Profit (Loss)-Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$11.8	$14.2	$(2.4)	(16.9)%
Materials Solutions	12.8	8.5	4.3	50.6%
Corporate	(15.9)	(13.6)	(2.3)	(16.9)%

Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $11.8 million for the second quarter of 2021 compared to $14.2 million for the same period in 2020, a decrease of $2.4 million or 16.9%. The decrease in segment profits resulted primarily from increased general and administrative expenses. These decreases in segment profits were partially offset by an increase in gross profit of $1.3 million due to a 90 basis point increase in gross margins between periods (22.0% and 21.1% for the second quarter of 2021 and 2020, respectively) as well as lower net restructuring and other asset charges of $1.2 million.

INDEX
Materials Solutions segment: Segment profit for the Materials Solutions segment was $12.8 million for the second quarter of 2021 compared to $8.5 million for the same period in 2020, an increase of $4.3 million or 50.6%. The increase in segment profits between periods resulted from an increase in gross profit of $6.2 million due primarily to a 260 basis point increase in gross margins and government subsidies received in an international market combined with decreased restructuring costs of $1.2 million.

Corporate: Corporate operations had a loss of $15.9 million for the second quarter of 2021 compared to a loss of $13.6 million for the second quarter of 2020, an increase in expenses of $2.3 million or 16.9%. The increase in expenses was driven by $2.6 million of airplane impairment charges recorded in 2020 that did not recur in 2021.

Segment Profit (Loss)-Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$32.8	$31.4	$1.4	4.5%
Materials Solutions	19.3	14.5	4.8	33.1%
Corporate	(34.7)	(16.5)	(18.2)	(110.3)%

Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $32.8 million for the first six months of 2021 compared to $31.4 million for the same period in 2020, an increase of $1.4 million or 4.5%. Segment profits were favorably impacted by a decrease in restructuring, impairment, and other charges of $3.0 million. This was partially offset by a decrease in gross profit of $2.5 million due to a 50 basis point decrease in gross margins between periods (23.1% and 23.6% for the first six months of 2021 and 2020, respectively).

Materials Solutions segment: Segment profit for the Materials Solutions segment was $19.3 million for the first six months of 2021 compared to $14.5 million for the same period in 2020, an increase of $4.8 million or 33.1%. The increase in segment profits between periods resulted from an increase in gross profit of $5.2 million due a 130 basis point increase in gross margins inclusive of government subsidies received in an international market.

Corporate: Corporate operations had a loss of $34.7 million for the first six months of 2021 compared to a loss of $16.5 million for the first six months of 2020, an increase in expense of $18.2 million or 110.3%. The increase in expenses was primarily driven by increased costs for centralization and infrastructure efforts associated with our transformation initiatives, including a $1.5 million out-of-period expense recorded during the first quarter of 2021 for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020, and $7.7 million of increased income tax expense partially offset by $2.6 million of airplane impairment charges recorded in 2020 that did not recur in 2021.

Liquidity and Capital Resources

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing transformation initiatives, working capital, strategic acquisitions and capital investments. We estimate that our capital expenditures will be between $15 and $20 million for the year ending December 31, 2021, which may be impacted by general economic, financial or operational changes, including the ongoing impact of COVID-19 and related disruptions on our operating results, competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. We expect to finance these expenditures using currently available cash balances, internally generated funds and available credit under our credit facilities. Capital expenditures are generally for machinery, equipment and facilities used in the production of our various products. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our primary sources of liquidity and capital resources are cash on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. We had $174.5 million of cash available for operating purposes as of June 30, 2021, of which $28.5 million was held by our foreign subsidiaries. We did not have any outstanding borrowings on the Credit Facility at June 30, 2021 or December 31, 2020. In addition, no borrowings were made under the Credit Facility during 2021. Our outstanding letters of credit totaling $8.8 million decreased borrowing availability to $141.2 million under the Credit Facility as of June 30, 2021. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the agreement at June 30, 2021.

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

Cash Flows from Operating Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2021	2020
Net income	$17.7	$29.8	$(12.1)
Depreciation and amortization	15.1	12.6	2.5
Deferred tax provision	5.4	13.4	(8.0)
Asset impairment charges	0.2	4.4	(4.2)
(Increase) decrease in receivables and other contract assets	(32.9)	5.4	(38.3)
(Increase) decrease in inventories	(7.4)	31.4	(38.8)
(Increase) decrease in prepaid expenses	(0.1)	5.2	(5.3)
Increase (decrease) in accounts payable	25.5	(7.7)	33.2
Increase (decrease) in accrued payroll and related expenses	7.8	(2.9)	10.7
Decrease in accrued product warranty	(4.7)	(4.5)	(0.2)
Increase (decrease) in customer deposits	0.9	(20.1)	21.0
Income taxes payable/prepaid	(7.0)	10.6	(17.6)
Other, net	10.0	7.3	2.7
Net cash provided by operating activities	$30.5	$84.9	$(54.4)

Net cash provided by operating activities decreased $54.4 million for the first six months of 2021 as compared to the first six months of 2020. The primary drivers were the decrease in net income of $12.1 million, the timing of receivables and other contract assets of $38.3 million, inventories of $38.8 million and payable/prepaid income taxes of $17.6 million. These decreases were partially offset by the timing of accounts payables payments of $33.2 million and customer deposits of $21.0 million.

Cash Flows from Investing Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2021	2020
Acquisitions, net of cash acquired	$0.1	$—	$0.1
Price adjustment on prior sale of subsidiary	(1.1)	—	(1.1)
Expenditures for property and equipment	(7.2)	(7.4)	0.2
Proceeds from sale of property and equipment	1.5	2.0	(0.5)
Purchase of investments	(0.6)	(0.6)	—
Sale of investments	0.5	0.4	0.1
Net cash used by investing activities	$(6.8)	$(5.6)	$(1.2)

Net cash used by investing activities increased by $1.2 million for the first six months of 2021 as compared to the same period in 2020 primarily due to the price adjustment related to the sale of our Enid location.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2021	2020
Payment of dividends	$(5.0)	$(5.0)	$—
Repayments, net under bank loans	(0.4)	(0.2)	(0.2)
Withholding tax paid upon vesting of share-based compensation awards	(3.2)	(0.6)	(2.6)
Other, net	0.5	0.1	0.4
Net cash used by financing activities	$(8.1)	$(5.7)	$(2.4)

Net cash used by financing activities increased by $2.4 million for the first six months of 2021 compared to the same period in 2020 due primarily to the recognition of withholding taxes on the vesting of share-based compensation awards.

INDEX

Dividends

We paid quarterly dividends of $0.11 per common share to shareholders in the first and second quarters of 2021 and 2020.

Financial Condition

Our total current assets increased to $634.5 million as of June 30, 2021 from $565.8 million as of December 31, 2020, an increase of $68.7 million or 12.1%, due primarily to an increase in net trade receivables and contract assets of $32.4 million and cash and cash equivalents of $15.9 million during the first six months of 2021.

Our total current liabilities increased to $207.8 million as of June 30, 2021 from $170.3 million as of December 31, 2020, an increase of $37.5 million, or 22.0%, due primarily to increased accounts payable of $25.8 million and accrued payroll and related liabilities of $7.8 million during the first six months of 2021.

Contingencies

We have reviewed all claims and lawsuits and has made adequate provision for any losses that are probable and can be reasonably estimated. Based upon currently available information and with the advice of counsel, we believe that the ultimate outcome of our current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to us could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on our financial position, cash flows or results of operations.

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

Off-balance Sheet Arrangements
See Note 8. Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of contingent liabilities for customer purchases and various guarantees including letters of credit, advance customer payments and retention guarantees.

Contractual Obligations

In late 2020 and early 2021, we entered into certain vendor hosted software arrangements in conjunction with our transformation initiatives to convert our internal operations, manufacturing and finance systems to cloud-based platforms globally. These agreements include payments of $47.6 million to be paid through September 2027. Payments of $2.1 million will be made during the remaining periods of 2021, $12.4 million during the years 2022 to 2023, $19.7 million during the years 2024 to 2025 and $13.3 million after 2025.

Other than the contract described above, there were no material changes in the Company's commitments or contractual liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 during the six months ended June 30, 2021.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective.

INDEX
Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 5, 2021	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)