Form 10-Q
period 2021-09-30
ASTEC INDUSTRIES INC
filed 2021-11-05
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of November 1, 2021, there were 22,764,671 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$164.6	$158.6
Investments	9.2	4.3
Trade receivables and contract assets, net of allowance for credit losses of $2.3 and $1.7, respectively	145.8	115.9
Other receivables	3.7	4.7
Inventories	282.8	249.7
Prepaid and refundable income taxes	15.8	8.8
Prepaid expenses and other assets	17.8	17.5
Assets held for sale	5.1	6.3
Total current assets	644.8	565.8
Property and equipment, net of accumulated depreciation of $248.5 and $237.6, respectively	167.5	172.8
Investments	10.5	13.7
Goodwill	38.5	38.7
Intangible assets, net of accumulated amortization of $35.6 and $31.3, respectively	24.3	31.2
Deferred income tax assets	15.0	15.0
Other long-term assets	10.1	11.0
Total assets	$910.7	$848.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.2
Short-term debt	0.5	1.4
Accounts payable	77.9	52.7
Customer deposits	38.0	34.2
Accrued product warranty	10.5	10.3
Accrued payroll and related liabilities	29.9	20.8
Accrued loss reserves	1.8	3.0
Other current liabilities	53.2	47.7
Total current liabilities	212.0	170.3
Long-term debt	0.2	0.4
Deferred income tax liabilities	0.5	0.5
Other long-term liabilities	34.9	34.0
Total liabilities	247.6	205.2
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,762,989 as of September 30, 2021 and 22,611,976 as of December 31, 2020	4.6	4.5
Additional paid-in capital	129.2	127.8
Accumulated other comprehensive loss	(34.6)	(33.5)
Company stock held by SERP, at cost	(1.2)	(1.5)
Retained earnings	564.7	545.2
Shareholders' equity:	662.7	642.5
Noncontrolling interest	0.4	0.5
Total equity	663.1	643.0
Total liabilities and equity	$910.7	$848.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$267.0	$231.4	$829.4	$785.5
Cost of sales	204.7	181.2	631.6	602.3
Gross profit	62.3	50.2	197.8	183.2
Selling, general and administrative expenses	48.6	43.2	148.3	130.2
Research and development expenses	6.7	5.7	20.0	17.6
Restructuring, impairment and other asset charges, net	0.3	2.2	1.8	10.3
Income (loss) from operations	6.7	(0.9)	27.7	25.1
Other income:
Interest expense	(0.2)	—	(0.6)	(0.2)
Interest income	0.1	0.2	0.4	0.6
Other (expenses) income, net	(0.1)	1.1	(0.1)	1.4
Income from operations before income taxes	6.5	0.4	27.4	26.9
Income tax (benefit) provision	(2.8)	(1.2)	0.4	(4.5)
Net income	9.3	1.6	27.0	31.4
Net loss attributable to noncontrolling interest	—	—	—	0.1
Net income attributable to controlling interest	$9.3	$1.6	$27.0	$31.5
Per share data:
Earnings per common share - Basic	$0.41	$0.07	$1.19	$1.39
Earnings per common share - Diluted	$0.41	$0.07	$1.18	$1.38
Weighted average shares outstanding - Basic	22,761,203	22,615,492	22,712,894	22,592,779
Weighted average shares outstanding - Diluted	22,913,563	22,945,893	22,922,930	22,837,725
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$9.3	$1.6	$27.0	$31.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.5)	0.5	(1.2)	(8.3)
Other comprehensive (loss) income	(4.5)	0.5	(1.2)	(8.3)
Comprehensive income	4.8	2.1	25.8	23.1
Comprehensive loss attributable to noncontrolling interest	0.1	—	0.1	0.2
Comprehensive income attributable to controlling interest	$4.9	$2.1	$25.9	$23.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$27.0	$31.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.0	15.5
Amortization	7.6	3.9
Provision for credit losses	0.6	0.6
Provision for warranties	8.5	7.1
Deferred compensation (benefit) expense	—	0.5
Share-based compensation	4.6	4.8
Deferred tax provision	0.3	14.0
Gain on disposition of property and equipment	(0.5)	(0.8)
Gain on disposition of subsidiary	—	(1.1)
Asset impairment charges	0.2	4.1
Distributions to SERP participants	(2.4)	(1.2)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(2.4)	(0.5)
Receivables and other contract assets	(31.3)	(2.0)
Inventories	(33.4)	43.2
Prepaid expenses	0.2	7.5
Other assets	(3.0)	(1.7)
Accounts payable	26.6	(8.0)
Accrued loss reserves	0.1	0.2
Accrued payroll and related expenses	9.3	1.0
Other accrued liabilities	10.3	2.9
Accrued product warranty	(8.3)	(7.3)
Customer deposits	4.0	(18.0)
Income taxes payable/prepaid	(5.7)	8.6
Other	—	(2.6)
Net cash provided by operating activities	27.3	102.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.1	(28.3)
Proceeds from (price adjustment on prior) sale of subsidiary	(1.1)	1.1
Expenditures for property and equipment	(10.9)	(10.9)
Proceeds from sale of property and equipment	1.7	6.0
Purchase of investments	(0.8)	(0.9)
Sale of investments	1.8	1.2
Net cash used by investing activities	(9.2)	(31.8)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Payment of dividends	(7.5)	(7.5)
Borrowings under bank loans	2.5	0.2
Repayment of bank loans	(3.6)	(0.5)
Sale of Company stock by SERP, net	0.6	0.2
Withholding tax paid upon vesting of share-based compensation awards	(3.4)	(0.7)
Net cash used by financing activities	(11.4)	(8.3)
Effect of exchange rates on cash	(0.7)	(2.4)
Increase in cash and cash equivalents	6.0	59.6
Cash and cash equivalents, beginning of period	158.6	48.9
Cash and cash equivalents, end of period	$164.6	$108.5

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$0.2	$0.3
Income taxes paid (refunded)	$6.7	$(21.3)

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.9	$0.3

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.4	$0.5
Liability award converted to equity	$—	$0.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$545.2	$0.5	$643.0
Net income	—	—	—	—	—	8.7	—	8.7
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
SERP transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$551.4	$0.4	$647.0
Net income	—	—	—	—	—	9.0	—	9.0
Other comprehensive income	—	—	—	4.0	—	—	0.1	4.1
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	41,809	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
SERP transactions, net	—	—	0.2	—	0.1	—	—	0.3
Balance, June 30, 2021	22,757,326	$4.6	$127.8	$(30.2)	$(1.3)	$557.9	$0.5	$659.3
Net income	—	—	—	—	—	9.3	—	9.3
Other comprehensive loss	—	—	—	(4.4)	—	—	(0.1)	(4.5)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	5,663	—	(0.1)	—	—	—	—	(0.1)
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
SERP transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, September 30, 2021	22,762,989	$4.6	$129.2	$(34.6)	$(1.2)	$564.7	$0.4	$663.1

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity (Continued)
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2019	22,551,183	$4.5	$122.6	$(31.8)	$(1.7)	$508.3	$0.5	$602.4
Net income (loss)	—	—	—	—	—	20.6	(0.2)	20.4
Other comprehensive loss	—	—	—	(9.2)	—	—	—	(9.2)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of common stock under incentive plan	—	—	0.8	—	—	—	—	0.8
Withholding tax paid upon equity award vesting	32,663	—	—	—	—	—	—	—
Change in ownership percentage of subsidiary	—	—	(0.5)	—	—	—	—	(0.5)
Balance, March 31, 2020	22,583,846	4.5	124.0	(41.0)	(1.7)	526.4	0.3	612.5
Net income	—	—	—	—	—	9.3	0.1	9.4
Other comprehensive income (loss)	—	—	—	0.5	—	—	(0.1)	0.4
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.9	—	—	—	—	1.9
Issuance of common stock under incentive plan	19,136	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
SERP transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2020	22,602,982	$4.5	$125.8	$(40.5)	$(1.6)	$533.2	$0.3	$621.7
Net income	—	—	—	—	—	1.6	—	1.6
Other comprehensive income	—	—	—	0.5	—	—	—	0.5
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	5,882	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
SERP transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, September 30, 2020	22,608,864	$4.5	$127.5	$(40.0)	$(1.5)	$532.3	$0.3	$623.1
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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the financial position as of September 30, 2021 and December 31, 2020 and the cash flows for the nine months ended September 30, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Reclassifications and Adjustments

Certain reclassifications in amounts previously reported have been made to conform to the current presentation including:

•Reclassification of $0.2 million and $0.8 million net gain on sale of fixed assets from "Cost of sales" to "Restructuring, impairment and other asset charges, net" for the three and nine months ended September 30, 2020, respectively.

INDEX
•Reclassification of $1.1 million for proceeds from the sale of the Company's Enid location was made from "Net cash provided by operating activities" to "Net cash used by investing activities" for the nine months ended September 30, 2020.

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

Inventories consist of the following:

(in millions)	September 30, 2021	December 31, 2020
Raw materials and parts	$202.1	$154.6
Work-in-process	59.2	57.3
Finished goods	17.8	34.0
Used equipment	3.7	3.8
Total	$282.8	$249.7

Note 4. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The SERP assets and related offsetting liability are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2021 and December 31, 2020 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs mutual funds	$4.5	$—	$4.5
Preferred stocks	0.3	—	0.3
Equity funds	3.4	—	3.4
Trading debt securities:
Corporate bonds	3.4	—	3.4
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.4	—	1.4
Asset-backed securities	—	1.5	1.5
Other	3.5	1.1	4.6
Derivative financial instruments	—	0.3	0.3
Total financial assets	$16.9	$3.1	$20.0
Financial liabilities:
Deferred compensation programs liabilities	$—	$6.4	$6.4
Total financial liabilities	$—	$6.4	$6.4

INDEX

	December 31, 2020
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs money market fund	$0.2	$—	$0.2
Deferred compensation programs mutual funds	4.8	—	4.8
Preferred stocks	0.3	—	0.3
Equity funds	1.7	—	1.7
Trading debt securities:
Corporate bonds	4.8	—	4.8
Municipal bonds	—	0.9	0.9
Floating rate notes	0.4	—	0.4
U.S. government securities	1.8	—	1.8
Asset-backed securities	—	2.1	2.1
Other	—	1.0	1.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$14.0	$4.1	$18.1
Financial liabilities:
Derivative financial instruments	$—	$0.5	$0.5
Deferred compensation programs liabilities	—	7.3	7.3
Total financial liabilities	$—	$7.8	$7.8

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

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Reserve balance, beginning of the period	$10.5	$10.7	$10.3	$10.3
Warranty liabilities accrued	3.6	2.0	8.5	7.1
Warranty liabilities settled	(3.6)	(2.8)	(8.3)	(7.3)
Other	—	0.7	—	0.5
Reserve balance, end of the period	$10.5	$10.6	$10.5	$10.6

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.2 million at both September 30, 2021 and December 31, 2020, of which $5.4 million and $4.2 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.
Note 7. Income Taxes

For the three months ended September 30, 2021, the Company recorded an income tax benefit of $2.8 million, reflecting a (43.1)% effective tax rate, compared to a $1.2 million income tax benefit for the three months ended September 30, 2020, reflecting a (300.0)% effective tax rate. The change in the effective tax rate for the three months ended September 30, 2021 compared to the same period of the prior year is primarily due to a current year discrete benefit of $3.5 million from the release of a valuation allowance associated with the Company's Brazilian subsidiary, partially offset by a reduced net benefit of $1.2 million from the research and development ("R&D") credit for 2021 and the recently filed 2020 R&D credit as part of the prior year consolidated corporate income tax return.

INDEX
For the nine months ended September 30, 2021, the Company recorded an income tax provision of $0.4 million, reflecting a 1.5% effective tax rate, compared to a $4.5 million income tax benefit for the nine months ended September 30, 2020, reflecting a (16.7)% effective tax rate. The change in the effective tax rate for the nine months ended September 30, 2021 compared to the same period of the prior year is primarily due to a net discrete tax benefit of $9.5 million resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in the prior year. Among other provisions, the CARES Act modified the net operating loss ("NOL") carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%). The income tax provision increase was partially offset by the $3.5 million release of a valuation allowance associated with the Company's Brazilian subsidiary and a $1.4 million higher equity compensation deduction.

The Company's recorded liability for uncertain tax positions was $10.7 million and $9.7 million as of September 30, 2021 and December 31, 2020, respectively. The increase in 2021 is the result of $1.7 million of incremental reserves associated with the increased R&D credit for 2021 and the recently filed 2020 R&D credit as part of the prior year consolidated tax return filing. This increase was offset by a $0.7 million reduction from a sustained position from a foreign subsidiary whose liquidation was completed during the second quarter of 2021. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of September 30, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.7 million and $2.9 million at September 30, 2021 and December 31, 2020, respectively. These arrangements expire at various dates through December 2023. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.4 million for 2021), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.1 million and $2.0 million related to these guarantees as of September 30, 2021 and December 31, 2020, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $5.3 million as of September 30, 2021, including $1.6 million of letters of credit guaranteeing certain credit facilities of the Company's Brazilian subsidiary. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of September 30, 2021. As of September 30, 2021, the Company's foreign subsidiaries are contingently liable for a total of $1.2 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $6.7 million as of September 30, 2021.

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

INDEX
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

Share-based compensation expense was $1.7 million and $4.6 million for the three and nine months periods ended September 30, 2021, respectively, and $1.8 million and $4.8 million for the three and nine month periods ended September 30, 2020, respectively.

INDEX
Note 10. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine month periods ended September 30, 2021 and 2020 (excluding intercompany sales):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$94.4	$37.6	$132.0	$73.5	$32.7	$106.2
Parts and component sales	40.3	20.0	60.3	39.6	18.6	58.2
Service and equipment installation revenue	3.2	0.1	3.3	5.0	0.3	5.3
Used equipment sales	0.9	0.1	1.0	3.4	0.3	3.7
Freight revenue	4.8	1.4	6.2	5.2	1.3	6.5
Other	(0.4)	(0.6)	(1.0)	1.6	(0.4)	1.2
Total domestic revenue	143.2	58.6	201.8	128.3	52.8	181.1

Net Sales-International:
Equipment sales	22.0	20.5	42.5	13.6	17.3	30.9
Parts and component sales	9.1	9.7	18.8	7.2	8.8	16.0
Service and equipment installation revenue	0.8	0.6	1.4	0.6	0.2	0.8
Used equipment sales	0.8	0.8	1.6	0.9	0.7	1.6
Freight revenue	0.4	0.4	0.8	0.4	0.4	0.8
Other	—	0.1	0.1	0.1	0.1	0.2
Total international revenue	33.1	32.1	65.2	22.8	27.5	50.3
Total net sales	$176.3	$90.7	$267.0	$151.1	$80.3	$231.4

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$276.0	$123.0	$399.0	$278.7	$117.3	$396.0
Parts and component sales	132.8	59.0	191.8	128.1	54.8	182.9
Service and equipment installation revenue	12.9	0.3	13.2	17.9	1.1	19.0
Used equipment sales	6.6	0.8	7.4	17.7	0.7	18.4
Freight revenue	15.0	4.7	19.7	15.8	4.0	19.8
Other	(0.8)	(1.5)	(2.3)	1.5	(1.0)	0.5
Total domestic revenue	442.5	186.3	628.8	459.7	176.9	636.6

Net Sales-International:
Equipment sales	78.9	54.3	133.2	48.6	44.2	92.8
Parts and component sales	30.9	25.6	56.5	21.4	24.9	46.3
Service and equipment installation revenue	2.6	1.4	4.0	2.1	0.9	3.0
Used equipment sales	0.9	2.0	2.9	2.3	1.7	4.0
Freight revenue	1.9	1.5	3.4	1.3	1.0	2.3
Other	0.3	0.3	0.6	0.2	0.3	0.5
Total international revenue	115.5	85.1	200.6	75.9	73.0	148.9
Total net sales	$558.0	$271.4	$829.4	$535.6	$249.9	$785.5

INDEX

Sales into major geographic regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
United States	$201.8	$181.1	$628.8	$636.6
Canada	16.8	12.2	54.7	39.8
Australia	10.7	6.8	31.9	18.1
Europe	7.4	7.6	31.8	21.8
Africa	9.9	7.1	26.0	17.9
Brazil	8.0	4.3	17.1	15.2
Mexico	1.3	0.2	11.7	1.6
South America	2.5	7.2	11.5	16.3
Asia	5.5	2.5	9.2	8.1
Other	3.1	2.4	6.7	10.1
Total foreign	65.2	50.3	200.6	148.9
Total net sales	$267.0	$231.4	$829.4	$785.5

As of September 30, 2021, the Company had contract assets of $12.0 million and contract liabilities of $30.0 million, including $2.8 million of deferred revenue related to extended warranties. As of December 31, 2020, the Company had contract assets of $4.3 million and contract liabilities of $8.9 million, including $2.9 million of deferred revenue related to extended warranties.

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

INDEX
Segment Information:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$176.3	$90.7	$—	$267.0	$151.1	$80.3	$—	$231.4
Intersegment sales	10.0	16.1	—	26.1	6.7	11.7	—	18.4
Segment profit (loss)	13.8	8.0	(12.8)	9.0	6.3	7.2	(11.7)	1.8

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$558.0	$271.4	$—	$829.4	$535.6	$249.9	$—	$785.5
Intersegment sales	35.4	38.9	—	74.3	25.0	26.8	—	51.8
Segment profit (loss)	46.6	27.3	(47.5)	26.4	37.7	21.7	(28.2)	31.2

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income attributable to controlling interest
Total profit for reportable segments	$21.8	$13.5	$73.9	$59.4
Corporate expenses, net	(12.8)	(11.7)	(47.5)	(28.2)
Net loss attributable to noncontrolling interest	—	—	—	0.1
Recapture (elimination) of intersegment profit	0.3	(0.2)	0.6	0.2
Total consolidated net income attributable to controlling interest	$9.3	$1.6	$27.0	$31.5

Note 12. Strategic Transformation and Restructuring and Other Asset Charges

In 2018, the Company made several strategic decisions to divest of underperforming manufacturing sites or product lines, including to close certain of its subsidiaries, close and sell its manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets. These actions, which have subsequently been incorporated into the Company's Simplify, Focus and Grow Strategic Transformation ("SFG") initiative beginning in 2019, generally include facility rationalization, asset impairment, workforce reduction and the associated costs of organizational integration activities. The Company has incurred $2.4 million and $7.7 million in incremental costs for the SFG initiative in the three and nine months ended September 30, 2021, which are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

INDEX
Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restructuring charges:
Costs associated with closing Tacoma	$0.1	$—	$1.1	$—
Costs associated with closing Mequon	—	0.7	0.6	2.1
Costs associated with closing Enid	0.4	1.9	0.4	2.2
Costs associated with closing Albuquerque	—	0.3	—	1.3
Costs associated with closing AMM	—	—	—	0.3
Workforce reductions at multiple sites	—	—	—	1.3
Other restructuring charges	—	0.2	—	0.2
Total restructuring related charges	0.5	3.1	2.1	7.4

Asset impairment charges:
Airplane impairment charges (recovery)	—	(0.3)	—	2.3
Goodwill impairment charges	—	—	—	1.6
Other impairment charges	—	—	0.2	0.2
Total asset impairment charges	—	(0.3)	0.2	4.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(0.6)	(0.5)	(1.2)
Total gain on sale of property and equipment, net	(0.2)	(0.6)	(0.5)	(1.2)

Restructuring, impairment and other asset charges, net	$0.3	$2.2	$1.8	$10.3

Restructuring charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$0.5	$2.2	$1.5	$5.0
Materials Solutions	—	0.9	0.6	2.3
Corporate	—	—	—	0.1
Total restructuring related charges	$0.5	$3.1	$2.1	$7.4

Impairment charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$—	$—	$—	$1.6
Materials Solutions	—	—	0.2	0.1
Corporate	—	(0.3)	—	2.4
Total impairment charges	$—	$(0.3)	$0.2	$4.1

The net gain on sale of property and equipment by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Infrastructure Solutions	$(0.2)	$(0.6)	$(0.4)	$(1.2)
Materials Solutions	—	—	(0.1)	—
Total gain on sale of property and equipment, net	$(0.2)	$(0.6)	$(0.5)	$(1.2)

Restructuring charges accrued, but not paid, were $1.2 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively.

INDEX
On October 21, 2019, the Company announced the closing of its Albuquerque, New Mexico location. The decision to close the site was based in part on market conditions and manufacturing facilities underutilization. The marketing and manufacturing of products previously produced by the site were transferred to other Company facilities. The site was closed as of March 31, 2020.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location were impaired and discontinued. The Company incurred $1.9 million and $2.2 million in severance related costs during the three and nine month periods ended September 30, 2020 associated with exiting the oil and gas line of business at Enid. Additional restructuring costs of $0.4 million were incurred during the three months ended September 30, 2021. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

The Company incurred $1.3 million of severance pay associated with workforce reductions at other of the Company's locations in the nine months ended September 30, 2020, none of which were incurred during the three months ended September 30, 2020.

During the three months ended March 31, 2020, the Company incurred $1.6 million of goodwill impairment charges due to a full impairment of goodwill associated with its mobile asphalt equipment operations included in the Infrastructure Solutions segment.

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020. Charges primarily related to inventory relocation and integration activities of $0.7 million were incurred during the three months ended September 30, 2020. Charges totaling $0.6 million and $2.1 million were recognized in the nine month periods ended September 30, 2021 and 2020, respectively.

In October 2020, the Company closed a transaction for the sale of water well assets of the Company's Enid location, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation is included in "Other current liabilities" in the Consolidated Balance Sheets at December 31, 2020 and was settled in the first quarter of 2021. The Company recorded a $1.1 million gain on the sale of this business in the third quarter of 2020 in "Other (expenses) income, net" in the Consolidated Statements of Operations.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility is currently expected to cease operations at the end of 2021. Manufacturing and marketing of Tacoma product lines are expected to be fully transferred to other facilities within the Infrastructure Solutions segment by early 2022. In conjunction with this action, the Company recorded $1.1 million of restructuring related charges primarily associated with severance and retention costs during 2021, $0.1 million of which was recorded in the three months ended September 30, 2021.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Denominator:
Denominator for basic earnings per common share	22,761,203	22,615,492	22,712,894	22,592,779
Effect of dilutive securities	152,360	330,401	210,036	244,946
Denominator for diluted earnings per common share	22,913,563	22,945,893	22,922,930	22,837,725
Note 14. Subsequent Event

Pension Plan Termination

During the third quarter of 2021, the Company was in the process of terminating its defined benefit pension plan, which was fully funded as of September 30, 2021. In October 2021, the Company settled its obligations under the plan by providing $5.5 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $12.2 million. The settlement of the plan resulted in excess plan assets of approximately $1.5 million, which is subject to a 50% excise tax. Management estimates that the Company will record a total non-cash pre-tax, both income and excise, charge of between $4.5 million and $5.5 million in the fourth quarter of 2021.

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

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Executive Summary

Highlights of our financial results for the three months ended September 30, 2021 as compared to the same period of the prior year include the following:

•Net sales were $267.0 million, an increase of 15.4%

•Gross profit was $62.3 million, an increase of 24.1%

•Income (loss) from operations increased $7.6 million to $6.7 million

•Net income attributable to Astec increased to $9.3 million, or 481.3%

•Diluted earnings per share were $0.41, an increase of 485.7%

INDEX
Significant Items Impacting Operations in 2021

COVID-19 Pandemic – Our top priority continues to be protecting our employees and their families, our customers and suppliers and our operations from any adverse impacts by taking precautionary measures as directed by health authorities and local governments. We continually monitor the markets in which we operate for the effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19. While our manufacturing and business operations have remained fully operational throughout 2021, there continues to be an effect on our results of operations, financial position and cash flows driven by contributory effects of the pandemic such as material price increases, increased lead times from production materials, supplies and parts and labor shortages.

The COVID-19 pandemic may continue to negatively disrupt our business and results of operations in the future. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains uncertain due to constantly evolving developments including, but not limited to, government directives, treatment availability and acceptance, vaccine mandates and the spread of new variants, such as the Delta variant, and cannot be accurately predicted.

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

During 2019 and 2020, we consolidated certain of our sites as a key part of these initiatives. In addition, we have one additional site consolidation underway in 2021, as discussed above. Site consolidation costs including headcount reductions, inventory movement and facility shut-down costs are included in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

In addition, in late 2020 we launched a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three and nine months ended September 30, 2021, were $2.4 million and $7.7 million, respectively, which represent costs directly associated with the SFG initiative and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

We ended 2020 with a strong backlog of orders, which has grown throughout 2021 across our global organization as well as in both the Infrastructure Solutions and Materials Solutions segments. The backlog of orders as of September 30, 2021 was $620.5 million compared to $218.5 million as of September 30, 2020, an increase of $402.0 million or 184.0%. Increased orders were driven by pent-up demand, both customer retail and dealer inventory replenishment, following economic uncertainty in 2020 as a result of COVID-19 as well as in anticipation of future infrastructure investment by the United States' government. Additionally, we are continuing to experience slower production cycles due to manufacturing labor shortages and increased lead times for certain production materials, parts and supplies, which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. We believe that federal highway funding influences the purchasing decisions of our customers, who are typically more amenable to making capital equipment purchases with long-term federal legislation in place. Federal transportation funding under the Fixing America's Surface Transportation Act ("FAST Act"), which was set to expire on September 30, 2020, was temporarily extended for one year through September 30, 2021 and was subsequently further extended through December 3, 2021. We believe a multi-year highway program (such as the FAST Act) will have the greatest positive impact on the road construction industry and allow our customers to plan and execute longer-term projects. While the Biden administration has recently proposed an infrastructure plan with meaningful funding for transportation-related projects, given the inherent uncertainty in the political process, the level of governmental funding for federal highway projects will similarly continue to be

INDEX
uncertain. Although continued funding under the FAST Act or funding of a bill passed by the current administration is expected, it may be at lower levels than originally approved or anticipated.

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of recycled asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices have increased throughout 2021, its price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. During the first nine months of 2021, oil prices have increased and we expect that with increasing demand from the rebound of industrial activity after the slowdown experienced in 2020 with the COVID-19 pandemic that prices will continue to increase through the remainder of 2021.

Steel is a major component of our equipment. With a drop in supply, similar to oil, steel prices began increasing in the latter part of 2020, continuing throughout the first nine months of 2021 and into Q4. As a result, we have experienced a rising cost of steel throughout 2021. We anticipate the steel demand will remain strong through the remainder of 2021 driving continued price inflation. In response, we continue to utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility. Constraints on the supply of steel may also put pressure on the availability of other components used in our manufacturing process.

We actively manage our global supply chain for any identified constraints and volatility. Challenges related to our supply chain, including potential labor shortages at our vendors and logistics partners and the availability of shipping containers, cargo ships and unloading space, have continued to drive increased lead times for certain components used in our manufacturing processes. We cannot estimate the full impact that any future disruptions might have on our operations. We will continue to monitor potential future supply costs and availability.

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

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. Backlog fulfillment times from the initial order to completing the contracted sale vary and can extend past twelve months. For this reason, we have limitations on our ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations

Net Sales

Net sales for the third quarter of 2021 were $267.0 million compared to $231.4 million for the third quarter of 2020, an increase of $35.6 million or 15.4%. The increase in net sales was primarily driven by: (i) $37.6 million higher equipment sales, (ii) $6.0 million higher parts and component sales and (iii) $3.3 million of net incremental sales from acquired businesses. These increases were partially offset by reduced sales from the exit of our Enid oil and gas drilling product lines of $9.3 million and $0.8 million of lower service and equipment installation sales. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2021 would have been $3.8 million lower had third quarter 2021 foreign exchange rates been the same as third quarter 2020 rates.

Net sales for the first nine months of 2021 were $829.4 million compared to $785.5 million for the first nine months of 2020, an increase of $43.9 million or 5.6%. The increase in net sales was primarily driven by: (i) $33.1 million of net incremental sales from acquired businesses, (ii) $29.4 million higher equipment sales and (iii) $17.7 million higher parts and component sales. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $24.2 million, (ii) lower used equipment sales of $7.1 million and (iii) $4.2 million of lower service and equipment installation sales. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2021 would have been $12.5 million lower had the first nine months of 2021 foreign exchange rates been the same as the first nine months of 2020 rates.

Domestic sales for the third quarter of 2021 were $201.8 million or 75.6% of consolidated net sales compared to $181.1 million or 78.3% of consolidated net sales for the third quarter of 2020, an increase of $20.7 million or 11.4%. Domestic sales increased primarily due to: (i) $26.2 million higher equipment sales, (ii) $2.9 million of net incremental sales from acquired businesses and (iii) $2.8 million higher parts and component sales. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $8.9 million and $1.5 million of lower service and equipment installation sales.

Domestic sales for the first nine months of 2021 were $628.8 million or 75.8% of consolidated net sales compared to $636.6 million or 81.0% of consolidated net sales for the first nine months of 2020, a decrease of $7.8 million or 1.2%. Domestic sales decreased primarily due to: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $23.1 million, (ii) lower used equipment sales of $5.9 million, (iii)

INDEX
reduced service and equipment installation sales of $5.3 million and (iv) lower equipment sales of $5.0 million largely due to lower production throughput from labor shortages and supply chain constraints. These decreases were partially offset by net incremental sales of $26.0 million from acquired businesses and $7.5 million of higher parts and components sales.

International sales for the third quarter of 2021 were $65.2 million or 24.4% of consolidated net sales compared to $50.3 million or 21.7% of consolidated net sales for the third quarter of 2020, an increase of $14.9 million or 29.6%. International sales increased primarily due to: (i) higher equipment sales of $11.4 million mainly from COVID-19 related temporary site closures in the prior year, (ii) $3.1 million of higher parts and components sales and (iii) higher service and equipment installation sales of $0.7 million.

International sales for the first nine months of 2021 were $200.6 million or 24.2% of consolidated net sales compared to $148.9 million or 19.0% of consolidated net sales for the first nine months of 2020, an increase of $51.7 million or 34.7%. International sales increased primarily due to: (i) higher equipment sales of $34.5 million mainly from COVID-19 related temporary site closures in the prior year, (ii) $10.2 million of higher parts and components sales and (iii) net incremental sales of $7.1 million from acquired businesses.

Gross Profit

Consolidated gross profit increased $12.1 million or 24.1% to $62.3 million for the third quarter of 2021 compared to $50.2 million for the third quarter of 2020. Gross profit as a percentage of sales increased 160 basis points to 23.3% for the third quarter of 2021 compared to 21.7% for the third quarter of 2020 due to pricing realization and improved sales volumes/mix combined with manufacturing efficiencies, partially offset by inflation.

Consolidated gross profit increased $14.6 million or 8.0% to $197.8 million for the first nine months of 2021 compared to $183.2 million for the first nine months of 2020. Gross profit as a percentage of sales increased 50 basis points to 23.8% for the first nine months of 2021 compared to 23.3% for the first nine months of 2020 primarily due to increased pricing realized in the third quarter of 2021, partially offset by inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million, or 12.5%, to $48.6 million or 18.2% of net sales for the third quarter of 2021, compared to $43.2 million or 18.7% of net sales for the third quarter of 2020 primarily due to (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $0.8 million of higher technology and software licensing costs, (iii) $0.8 million of incremental expenses for acquired businesses and (iv) $0.6 million of increased travel expenses as certain limited travel activities have resumed. These increases were partially offset by approximately $0.6 million of lower trade show and promotional expenses.

Selling, general and administrative expenses increased $18.1 million, or 13.9%, to $148.3 million or 17.9% of net sales for the first nine months of 2021, compared to $130.2 million or 16.6% of net sales for the first nine months of 2020 primarily due to: (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $7.2 million of higher technology and software licensing costs and (iii) $5.4 million of incremental expenses for acquired businesses. These increases were partially offset by decreases of $6.1 million for reduced expenses associated with closed locations and $5.8 million of lower trade show and promotional expenses.

INDEX
Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which we have completed various restructuring and right-sizing actions. Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and nine month periods ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restructuring charges:
Costs associated with closing Tacoma	0.1	$—	1.1	$—
Costs associated with closing Mequon	—	$0.7	0.6	2.1
Costs associated with closing Enid	0.4	1.9	0.4	2.2
Costs associated with closing Albuquerque	—	0.3	—	1.3
Costs associated with closing AMM	—	—	—	0.3
Workforce reductions at multiple sites	—	—	—	1.3
Other restructuring charges	—	0.2	—	0.2
Total restructuring related charges	0.5	3.1	2.1	7.4

Asset impairment charges:
Airplane impairment charges (recovery)	—	(0.3)	—	2.3
Goodwill impairment charges	—	—	—	1.6
Other impairment charges	—	—	0.2	0.2
Total asset impairment charges	—	(0.3)	0.2	4.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(0.6)	(0.5)	(1.2)
Total gain on sale of property and equipment, net	(0.2)	(0.6)	(0.5)	(1.2)

Restructuring, impairment and other asset charges, net	$0.3	$2.2	$1.8	$10.3

See Note 12. "Strategic Transformation and Restructuring and Other Asset Charges" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken and the impairment charges recorded.

Income Tax Provision

For the third quarter of 2021, we recorded an income tax benefit of $2.8 million compared to an income tax benefit of $1.2 million for the third quarter of 2020. Our effective income tax rate was (43.1)% for the third quarter of 2021 compared to (300.0)% for the third quarter of 2020. The change in effective tax rate for the third quarter of 2021 compared to the same period of the prior year is primarily due to a current year discrete benefit of $3.5 million from the release of a valuation allowance associated with the Company's Brazilian subsidiary, partially offset by a reduced net benefit of $1.2 million from the research and development ("R&D") credit for 2021 and the recently filed 2020 R&D credit as part of the prior year consolidated corporate income tax return.

The income tax provision for the first nine months of 2021 was $0.4 million compared to an income tax benefit of $4.5 million for the first nine months of 2020. Our effective income tax rate was 1.5% for the first nine months of 2021 compared to (16.7)% for the first nine months of 2020. The change in the effective tax rate for the nine months ended September 30, 2021 compared to the same period of the prior year is primarily due to a net discrete tax benefit of $9.5 million resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in the prior year. Among other provisions, the CARES Act modified the net operating loss ("NOL") carryback provisions, which allowed the Company to carryback its 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%). The income tax provision increase was partially offset by the $3.5 million release of a valuation allowance associated with the Company's Brazilian subsidiary and a $1.4 million higher equity compensation deduction.

Backlog

The backlog of orders as of September 30, 2021 was $620.5 million compared to $218.5 million as of September 30, 2020, an increase of $402.0 million or 184.0%. Domestic and international backlogs increased $357.3 million or 236.2% and $44.7 million or 66.5%, respectively. The backlog increased $192.6 million to $341.4 million in the Infrastructure Solutions segment and increased $209.4 million to $279.1 million in the Materials Solutions segment. Increased orders were driven by pent-up demand, both customer retail and dealer inventory replenishment, following economic uncertainty in 2020 as a result of COVID-19 as well as in anticipation of future infrastructure investment

INDEX
by the United States' government combined with slower production cycles due to manufacturing labor shortages and increased lead times for certain production materials, parts and supplies.

Segment Net Sales-Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$176.3	$151.1	$25.2	16.7%
Materials Solutions	90.7	80.3	10.4	13.0%

Infrastructure Solutions: Sales in this segment were $176.3 million for the third quarter of 2021 compared to $151.1 million for the same period in 2020, an increase of $25.2 million or 16.7%. Domestic sales for the Infrastructure Solutions segment increased $14.9 million or 11.6% for the third quarter of 2021 compared to the same period in 2020 driven by: (i) increased equipment sales of $21.7 million, (ii) $2.9 million of net incremental sales from acquisitions and (iii) increased parts and component sales of $1.3 million. These increases were partially offset by $8.9 million of sales in the prior year associated with the exited Enid business, and $1.3 million of lower service and equipment installation sales. International sales for the Infrastructure Solutions segment increased $10.3 million or 45.2% for the third quarter of 2021 compared to the same period in 2020 primarily due to increased equipment sales of $8.2 million and increased parts and component sales of $2.2 million related to the recovery from COVID-19 related business disruptions in the prior year.

Materials Solutions: Sales in this segment were $90.7 million for the third quarter of 2021 compared to $80.3 million for the same period in 2020, an increase of $10.4 million or 13.0%. Domestic sales for the Materials Solutions segment increased by $5.8 million or 11.0% for the third quarter of 2021 compared to the same period in 2020 driven by increased equipment and parts and component sales. International sales for the Materials Solutions segment increased $4.6 million or 16.7% for the third quarter of 2021 compared to the same period in 2020 driven by higher equipment, parts and components and service and equipment installation sales, which increased 17.1% for the third quarter of 2021 compared to the same period in 2020 related to the recovery from COVID-19 related temporary site closures in the prior year.

Segment Net Sales-Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$558.0	$535.6	$22.4	4.2%
Materials Solutions	271.4	249.9	21.5	8.6%

Infrastructure Solutions: Sales in this segment were $558.0 million for the first nine months of 2021 compared to $535.6 million for the same period in 2020, an increase of $22.4 million or 4.2%. Domestic sales for the Infrastructure Solutions segment decreased $17.2 million or 3.7% for the first nine months of 2021 compared to the same period in 2020 driven by: (i) $23.1 million of sales in the prior year associated with the exited Enid business, (ii) reduced equipment sales of $10.3 million largely due to lower production throughput from labor shortages and supply chain constraints, (iii) reduced used equipment sales of $6.0 million, (iv) lower service and equipment installation sales of $4.5 million and lower freight revenue of $1.8 million. These decreases were partially offset by $26.0 million of net incremental sales from acquisitions and $3.3 million of higher parts and components sales. International sales for the Infrastructure Solutions segment increased $39.6 million or 52.2% for the first nine months of 2021 compared to the same period in 2020 primarily from COVID-19 related business disruptions in the prior year and $7.1 million of net incremental sales from acquisitions.

Materials Solutions: Sales in this segment were $271.4 million for the first nine months of 2021 compared to $249.9 million for the same period in 2020, an increase of $21.5 million or 8.6%. Domestic sales for the Materials Solutions segment increased by $9.4 million or 5.3% for the first nine months of 2021 compared to the same period in 2020, which was driven by increased equipment sales of $5.7 million and increased parts and component sales of $4.2 million. International sales for the Materials Solutions segment increased $12.1 million or 16.6% for the first nine months of 2021 compared to the same period in 2020 primarily due to increased equipment sales of $10.1 million in part related to COVID-19 related temporary site closures in the prior year.

Segment Profit (Loss)-Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$13.8	$6.3	$7.5	119.0%
Materials Solutions	8.0	7.2	0.8	11.1%
Corporate	(12.8)	(11.7)	(1.1)	(9.4)%

Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $13.8 million for the third quarter of 2021 compared to $6.3 million for the same period in 2020, an increase of $7.5 million or 119.0%. The increase in segment profits resulted

INDEX
primarily from by an increase in gross profit of $10.4 million due to a 310 basis point increase in gross margins between periods (22.6% and 19.5% for the third quarter of 2021 and 2020, respectively) and lower restructuring and net other asset gains of $1.3 million. These increases in segment profits were partially offset by increased general and administrative expenses and inflation.

Materials Solutions segment: Segment profit for the Materials Solutions segment was $8.0 million for the third quarter of 2021 compared to $7.2 million for the same period in 2020, an increase of $0.8 million or 11.1%. The increase in segment profits between periods resulted from an increase in gross profit of $1.8 million partially offset by decreased restructuring costs of $0.9 million and inflation.

Corporate: Corporate operations had a loss of $12.8 million for the third quarter of 2021 compared to a loss of $11.7 million for the third quarter of 2020, an increase in expenses of $1.1 million or 9.4%. The increase in expenses was driven by increased costs for centralization and infrastructure efforts associated with our transformation initiatives.

Segment Profit (Loss)-Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2021	2020
Infrastructure Solutions	$46.6	$37.7	$8.9	23.6%
Materials Solutions	27.3	21.7	5.6	25.8%
Corporate	(47.5)	(28.2)	(19.3)	(68.4)%

Infrastructure Solutions segment: Segment profit for the Infrastructure Solutions segment was $46.6 million for the first nine months of 2021 compared to $37.7 million for the same period in 2020, an increase of $8.9 million or 23.6%. Segment profits were favorably impacted by an increase in gross profit of $7.9 million due to a 50 basis point increase in gross margins between periods (22.9% and 22.4% for the first nine months of 2021 and 2020, respectively) and a decrease in restructuring, impairment, and other charges of $4.3 million. This was partially offset by increased general and administrative expenses and inflation.

Materials Solutions segment: Segment profit for the Materials Solutions segment was $27.3 million for the first nine months of 2021 compared to $21.7 million for the same period in 2020, an increase of $5.6 million or 25.8%. The increase in segment profits between periods resulted from an increase in gross profit of $7.0 million due a 60 basis point increase in gross margins inclusive of government subsidies received in an international market. These increases were partially offset by increased general and administrative and research and development expenses and the impact of inflation.

Corporate: Corporate operations had a loss of $47.5 million for the first nine months of 2021 compared to a loss of $28.2 million for the first nine months of 2020, an increase in expense of $19.3 million or 68.4%. The increase in expenses was primarily driven by increased costs for centralization and infrastructure efforts associated with our transformation initiatives, including a $1.5 million out-of-period expense recorded during the first quarter of 2021 for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020, and $6.8 million of increased income tax expense partially offset by $2.3 million of airplane impairment charges recorded in 2020 that did not recur in 2021.

Liquidity and Capital Resources

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing transformation initiatives, working capital, strategic acquisitions and capital investments. We estimate that our capital expenditures will be between $15 and $20 million for the year ending December 31, 2021, which may be impacted by general economic, financial or operational changes, including the ongoing impact of COVID-19 and related disruptions on our operating results, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. We expect to finance these expenditures using currently available cash balances, internally generated funds, available credit under our credit facilities and access to capital markets, if necessary. Capital expenditures are generally for machinery, equipment and facilities used in the production of our various products. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our primary sources of liquidity and capital resources are cash on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. We had $164.6 million of cash available for operating purposes as of September 30, 2021, of which $28.0 million was held by our foreign subsidiaries. We did not have any outstanding borrowings on the Credit Facility at September 30, 2021 or December 31, 2020. In addition, no borrowings were made under the Credit Facility during 2021. Our outstanding letters of credit totaling $5.3 million decreased borrowing availability to $144.7 million under the Credit Facility as of September 30, 2021. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the agreement at September 30, 2021.

Our Brazilian subsidiary maintains a separate term loan for working capital purposes with a bank in Brazil, which is secured by its manufacturing facility.

INDEX
Certain of our international subsidiaries in South Africa, Australia, Brazil and the United Kingdom each have separate credit facilities with local financial institutions to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements with a local bank on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" on our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary except in Brazil where the credit facilities are supported by letters of credit issued under the Credit Facility.

Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2021	2020
Net income	$27.0	$31.4	$(4.4)
Depreciation and amortization	22.6	19.4	3.2
Provision for warranties	8.5	7.1	1.4
Deferred tax provision	0.3	14.0	(13.7)
Asset impairment charges	0.2	4.1	(3.9)
Increase in receivables and other contract assets	(31.3)	(2.0)	(29.3)
(Increase) decrease in inventories	(33.4)	43.2	(76.6)
Decrease in prepaid expenses	0.2	7.5	(7.3)
Increase (decrease) in accounts payable	26.6	(8.0)	34.6
Increase in accrued payroll and related expenses	9.3	1.0	8.3
Increase in other accrued liabilities	10.3	2.9	7.4
Decrease in accrued product warranty	(8.3)	(7.3)	(1.0)
Increase (decrease) in customer deposits	4.0	(18.0)	22.0
Income taxes payable/prepaid	(5.7)	8.6	(14.3)
Other, net	(3.0)	(1.8)	(1.2)
Net cash provided by operating activities	$27.3	$102.1	$(74.8)

Net cash provided by operating activities decreased $74.8 million for the first nine months of 2021 as compared to the first nine months of 2020. The primary drivers were the timing of inventories of $76.6 million, receivables and other contract assets of $29.3 million and payable/prepaid income taxes of $14.3 million. These decreases were partially offset by the timing of accounts payables payments of $34.6 million and customer deposits of $22.0 million.

Cash Flows from Investing Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2021	2020
Acquisitions, net of cash acquired	$0.1	$(28.3)	$28.4
Proceeds from (price adjustment on prior) sale of subsidiary	(1.1)	1.1	(2.2)
Expenditures for property and equipment	(10.9)	(10.9)	—
Proceeds from sale of property and equipment	1.7	6.0	(4.3)
Purchase of investments	(0.8)	(0.9)	0.1
Sale of investments	1.8	1.2	0.6
Net cash used by investing activities	$(9.2)	$(31.8)	$22.6

Net cash used by investing activities decreased by $22.6 million for the first nine months of 2021 as compared to the same period in 2020 primarily due to the acquisitions of CON-E-CO and BMH Systems in the third quarter of 2020 and lower proceeds on sales of property and equipment.

INDEX
Cash Flows from Financing Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2021	2020
Payment of dividends	$(7.5)	$(7.5)	$—
Repayments, net under bank loans	(1.1)	(0.3)	(0.8)
Withholding tax paid upon vesting of share-based compensation awards	(3.4)	(0.7)	(2.7)
Other, net	0.6	0.2	0.4
Net cash used by financing activities	$(11.4)	$(8.3)	$(3.1)

Net cash used by financing activities increased by $3.1 million for the first nine months of 2021 compared to the same period in 2020 due primarily to withholding tax payments on the vesting of share-based compensation awards.

Dividends

We paid quarterly dividends of $0.11 per common share to shareholders in the first, second and third quarters of 2021 and 2020. Our Board of Directors approved an increase to the dividend payment of $0.01 to a total of $0.12 per common share to shareholders effective with the dividend payment to be made during the fourth quarter of 2021.

Financial Condition

Our total current assets increased to $644.8 million as of September 30, 2021 from $565.8 million as of December 31, 2020, an increase of $79.0 million or 14.0%, due primarily to an increase in inventories of $33.1 million and net trade receivables and contract assets of $29.9 million during the first nine months of 2021.

Our total current liabilities increased to $212.0 million as of September 30, 2021 from $170.3 million as of December 31, 2020, an increase of $41.7 million, or 24.5%, due primarily to increased accounts payable of $25.2 million and accrued payroll and related liabilities of $9.1 million during the first nine months of 2021.

Contingencies

We have reviewed all claims and lawsuits and have made adequate provision for any losses that are probable and can be reasonably estimated. Based upon currently available information and with the advice of counsel, we believe that the ultimate outcome of our current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to us could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on our financial position, cash flows or results of operations.

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

Contractual Obligations

In late 2020 and early 2021, we entered into certain vendor hosted software arrangements in conjunction with our transformation initiatives to convert our internal operations, manufacturing and finance systems to cloud-based platforms globally. These agreements include payments of $46.4 million to be paid through September 2027. Payments of $1.0 million will be made during the remaining periods of 2021, $12.4 million during the years 2022 to 2023, $19.7 million during the years 2024 to 2025 and $13.3 million after 2025.

Other than the contract described above, there were no material changes in the Company's commitments or contractual liabilities disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 during the nine months ended September 30, 2021.
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

INDEX

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal actions arising in the ordinary course of its business. Other than as set forth in Note 8. Commitments and Contingencies, to the unaudited consolidated financial statements and Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2020, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 4, 2021	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)