Form 10-K
period 2021-12-31
ASTEC INDUSTRIES INC
filed 2022-02-28
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.1 billion based upon the closing sales price as reported on the Nasdaq National Market System.
As of February 24, 2022, there were 22,767,568 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTEC INDUSTRIES, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2021

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

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Annual Report on Form 10-K that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "hope," "forecast," "management is of the opinion," use of the future tense and similar words or phrases.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions to national and global economies and to our business. While our businesses have generally remained operational throughout the pandemic, with temporary closures in the United Kingdom and South Africa early in the pandemic, we have been significantly affected by the contributory effects of the pandemic such as decreased demand for our products in 2020, material price increases, increased lead times from production materials, supplies and parts and labor shortages. These trends continue to impact our business today and may continue to impact our business in the near-term.

We have also taken precautions to protect our employees and their families and our customers and suppliers from COVID-19 and continually monitor the markets in which we operate for the effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19.

The COVID-19 pandemic may continue to negatively disrupt our business and results of operations in the future. The ongoing impact of the COVID-19 pandemic on our operations and the markets we serve remains uncertain due to constantly evolving developments including, but not limited to, government directives, treatment availability and acceptance, vaccine mandates and the spread of new variants, such as the Delta and Omicron variants, and cannot be accurately predicted. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

Since the inception of these initiatives, we have consolidated four sites and are currently in the process of consolidating our Tacoma site, which is expected to be completed during early 2022.

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

Since the inception of our growth initiatives, we have completed three acquisitions. A further discussion of these acquisitions is included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Business Segments

We operate manufacturing sites and sites that operate as sales offices for our manufacturing locations. During the first quarter of 2020, we completed an internal reorganization from a decentralized management structure to a matrix organizational management structure with major directives and decisions being made at the segment and/or parent company level and, as a result, realigned our reportable segments moving from three to two reportable segments (plus Corporate) - Infrastructure Solutions and Materials Solutions. Our two reportable business segments comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

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

Amounts previously reported under the previous segment structure have been restated to conform to the new segment structure. Additionally, in both internal and external communications, we have transitioned references to each individual site by a name associated with its location, as compared to previous references to the individual subsidiary company name.

Infrastructure Solutions Segment

Overview

The Infrastructure Solutions segment designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying other heavy equipment.

The Infrastructure Solutions segment was operated from the following sites in 2021:

Site	Location	Site	Location
Australia	Brisbane, Australia	EUG-Airport Rd	Oregon, United States
Blair	Nebraska, United States	LatAm	Santiago, Chile
Burlington	Wisconsin, United States	Parsons	Kansas, United States
CHA-Jerome Ave	Tennessee, United States	St-Bruno	Quebec, Canada
CHA-Manufacturers Rd	Tennessee, United States	Tacoma (1)	Washington, United States
CHA-Wilson Rd	Tennessee, United States	Thailand	Bangkok, Thailand
1In January 2021, management announced plans to close the Tacoma facility. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of the Tacoma product lines to other facilities within the Infrastructure Solutions segment is expected to be completed during early 2022.

The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America generally market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites. Our Thailand site is in the start-up phase of new sales operations.

Products and Services

The primary products produced by the Infrastructure Solutions segment include:

Asphalt plants and related components	Heaters	Concrete dust control systems
Asphalt pavers	Vaporizers	Concrete material handling systems
Screeds	Heat recovery units	Paste back-fill plants
Asphalt storage tanks	Hot oil heaters	Bagging plants
Fuel storage tanks	Industrial and asphalt burners and systems	Blower trucks and trailers
Material transfer vehicles	Soil stabilizing/reclaiming machinery	Wood chippers and grinders
Milling machines	Soil remediation plants	Control systems
Pump trailers	Concrete batch plants	Service, construction and retrofits
Liquid terminals	Storage equipment and related parts	Engineering and environmental permitting services
Polymer plants	Concrete mixers

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

Our new Versa Jet burner versatile platform is developed for retrofit applications and has the capacity to fire at a range of rates. The adaptable design is compatible with virtually all drum designs and can be installed with minimal modifications needed to asphalt mixing plants produced by us as well as our competitors.

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

We are focused on producing equipment with the most advanced mix recycling technology in the industry. More tons of reclaimed asphalt pavement ("RAP") are available than are currently being utilized due to restrictions in the amount of RAP allowed by various governmental agencies. Our recycle technology is continuously being enhanced and is providing the science to alleviate the concerns driving such restrictions and to improve RAP utilization percentages in the asphalt industry. Our latest system improvement, the RAP Pre-Dryer System, was successfully field prototyped in 2018 and is now available to the industry.

Many of our highly technical, sophisticated large asphalt plants, while ideally suited for the United States domestic market, are not as well suited in many international markets. In 2019, we completed testing of our Vantage 140 portable asphalt plant designed specifically for the international market. The Vantage design is based upon our proven Double Barrel drum mixer and has production capacity of 140 metric tons per hour and RAP mixing capabilities of 50%. The Vantage also provides full-size plant features in a compact highly-portable configuration. Additionally, we have expanded our mobile plant offering with the newly designed Ventura 140. The Ventura is designed with a counter-flow drying drum that feeds an external coater and provides production rates up to 140 metric tons per hour of virgin mix and is used where recycled material is not available. The Ventura 140SL portable asphalt plant is also focused on satisfying needs of the international market and introduces a smaller, more mobile plant design with single-load capability. We have also developed the new, hybrid-powered FT4250 mobile impactor plant. Hybrid power allows operators flexible power options using either line power or a genset that allows for reduced noise levels, no engine emissions and the ability to run indoors.

Our pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Generally, our equipment can be used in tandem with each other or separately with equipment already owned by the customer. Our mobile, self-propelled material transfer vehicle ("Shuttle Buggy") allows continuous paving by separating truck unloading from the paving process while remixing the asphalt. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface while reducing the time required to pave the road surface and the number of haul trucks required. As a result of the pavement smoothness achieved with this machine, certain states now require the use of the Shuttle Buggy. Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling, but the Shuttle Buggy remixes the material to a uniform temperature and gradation, thus eliminating these problems. The Shuttle Buggy includes the Guardian System that is designed to anticipate equipment maintenance needs resulting in more uptime reliability while also providing production and performance data as well as real-time location information to the owner. The SB3000 model introduced to the market in 2020, incorporates features and technology to improve the user experience in terms of improved visibility, ground level operation, as well as improved material handling and vehicle transportability. Our Spray Paver model, which is recommended for use with the Shuttle Buggy, is also designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process, thus eliminating the need for a separate tack truck.

Milling machines remove old asphalt from the road surface before new asphalt mix is applied. Our product line of milling machines, which are designed for larger jobs, are manufactured with a simplified control system, wide conveyors, direct drives and a wide range of horsepower and cutting capabilities to provide versatility in product application. In addition to the half-lane and larger highway class milling machines, we also manufacture a smaller, utility class machine for two-to-four foot cutting widths and a utility class cold planer model mounted on steel wheels. The RX-505, our newest cold planer, is equipped with two new safety features that allow for safe cutter drum access and maintenance and obstacle detection while the machine is in reverse.

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

Concrete is one of the world's most used and durable construction materials. Concrete production equipment is primarily manufactured at three facilities: Blair, Burlington and St-Bruno. Together, these three sites produce a market leading product portfolio. The Blair and St-Bruno sites were acquired in 2020 and joined the Burlington location to expand our concrete product line.

We manufacture leading portable and stationary concrete production equipment including transit and central mix concrete plants. Our portable concrete plants are known for quick set-up and tear down as well as exceptionable reliability and longevity over numerous relocations. Our stationary concrete production plants are known for custom-engineered design flexibility suitable for various concrete production sites. Our concrete mixer designs include tilt mixers and horizontal reversing mixers. Both mixer types are available as stationary designs with optional mobile and self-erect features. The tilt mixer is our most popular mixer type for concrete paving and ready mix production while the horizontal reversing mixers are a low dust, low noise option primarily marketed to ready mix producers.

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

We market our hot-mix asphalt products domestically and internationally primarily under the Astec trademark. Asphalt plants and related equipment are sold directly to asphalt producers or domestic and foreign government agencies through our domestic and international sales departments.

Our concrete products are marketed domestically and internationally under the RexCon, CON-E-CO and BMH trademarks. Our concrete plants and related equipment are sold directly to concrete producers and foreign agencies through our domestic and international sales departments. The BMH and CON-E-CO products are also marketed through dealers domestically and internationally.

We market our asphalt paving equipment under the Roadtec and Carlson trademarks both domestically and internationally to highway and heavy equipment contractors, utility contractors and domestic and foreign governmental agencies both directly and through dealers. Mobile construction equipment and factory authorized machine rebuild services are marketed both directly and through dealers.

This segment's products are marketed by direct and dealer support sales staff and domestic and international independent distributors, including our Australia, AME and Thailand sites.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-traded companies and various smaller manufacturers. The Infrastructure Solutions segment competitors include:

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

Backlog

The backlog for the Infrastructure Solutions segment at December 31, 2021 and 2020 was approximately $449.3 million and $218.2 million, respectively.

Materials Solutions Segment

Overview

The Materials Solutions segment designs and manufactures heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets.

The Materials Solutions segment was operated from the following sites in 2021:

Site	Location	Site	Location
AME	Johannesburg, South Africa	Omagh	Omagh, United Kingdom
Belo Horizonte	Belo Horizonte, Brazil	Sterling	Illinois, United States
EUG-Franklin Blvd	Oregon, United States	Thornbury	Ontario, Canada
India	Ahmedabad, India	Yankton	South Dakota, United States
Johannesburg	Johannesburg, South Africa

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

Belo Horizonte was a start-up in 2014 and delivered its first asphalt plant in early 2016; however, sales in the South American market have continued to be hampered by the economic downturn in South America and more specifically in Brazil. We plan to position ourselves to significantly increase the production and sales volumes by Belo Horizonte and have begun manufacturing other product lines at the facility. At December 31, 2021, we had an ownership interest of approximately 93% in Belo Horizonte.

Products and Services

The primary products produced and services provided by the Materials Solutions segment include:

Crushing equipment	Mobile plants	Bulk material handling solutions
Vibrating equipment	Screening equipment	Electrical control centers
Modular plants and systems	Conveying equipment	Plant automation products
Portable plants	Mineral processing equipment	Consulting and engineering services

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

We manufacture a complete line of primary, secondary, tertiary and quaternary crushers, including jaw, horizontal shaft impactor, vertical shaft impactor and cone rock crushers as well as industry related washing and conveying equipment, mobile screening plants, portable and stationary screen structures and vibrating and high frequency screens. These rock crushers are used by mining, quarrying and sand and gravel producers to crush oversized aggregate to salable size, in addition to their use for recycled concrete and asphalt. This equipment can be purchased as individual components, as portable plants for flexibility or as completely engineered systems for both portable, stationary and RAP applications. We offer the highly-portable Fast Pack System, featuring quick setup and teardown, thereby maximizing production time and minimizing downtime. We also offer portable fully self-contained and self-propelled Fast Trax track-mounted jaw, cone, vertical shaft impactors and horizontal shaft crushers, which are ideal for either recycle or hard rock applications, allowing the producer to move the equipment to the material. The expanded GT line of track-mounted crushing and screening plants focuses more specifically on the needs of global markets.

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

Conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. Our SuperStacker telescoping conveyor and Wizard Touch automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. Additionally, high capacity rail and barge loading/unloading material handling systems are an important part of our product lines.

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

Materials Solutions' equipment and aftermarket sales and service program are primarily marketed through an extensive network of dealers by dealer support sales employees and domestic and international independent distributors.

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

Backlog

At December 31, 2021 and 2020, the backlog for the Materials Solutions Group was approximately $313.3 million and $142.3 million, respectively.

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

Manufacturing

We manufacture many of the component parts and related equipment for our products, while several large components of our products are purchased "ready-for-use", such items include engines, axles, tires and hydraulics. In many cases, we design, engineer and manufacture custom component parts and equipment to meet the particular needs of individual customers. Manufacturing operations during 2021 took place through 16 of our sites. Our manufacturing operations consist primarily of fabricating steel components and the assembly and testing of our products to ensure that we achieve quality standards.

Raw Materials

We purchase raw materials and some manufactured components and replacement parts for our products from leading suppliers both domestically and internationally. Raw materials used in the manufacture of our products include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors and other sources. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities, but is occasionally inventoried after purchase. Raw materials for manufacturing are normally readily available; however, certain highly customized components may require longer than normal lead times. In addition, we have experienced challenges related to our supply chain attributable to the ongoing impact of the COVID-19 pandemic. Other components used in the manufacturing processes include engines, gearboxes, power transmissions and electronic systems.

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

None of our reporting operations are within highly regulated industries. However, air pollution control equipment we manufacture, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. We believe our products meet all material requirements of such regulations, applicable state pollution standards and environmental protection laws.

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

Patents and Trademarks

We seek to obtain patents to protect the novel features of our products and processes. Our subsidiaries hold 116 United States patents and 142 foreign patents. Our subsidiaries have 16 United States and 40 foreign patent applications pending.

We have 83 trademarks registered in the United States, including logos for Astec, Carlson Paving, Heatec, KPI-JCI, Peterson Pacific, Power Flame, Roadtec and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, POWER FLAME, ROADTEC and TELSMITH, as well as a number of other product names. We also have 126 trademarks registered in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, China, European Union, France, Germany, India, Italy, Kazakhstan, Mexico, New Zealand, Paraguay, Peru, Russia, South Africa, South Korea, Taiwan, Thailand, United Kingdom, Ukraine, Uruguay and Vietnam. We have 13 United States and 24 foreign trademark registration applications pending.

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

Seasonality and Backlog

Revenues typically are strongest during the first, second and fourth quarters with the third quarter consistently generating weaker results. We expect future operations in the near term to be typical of this historical trend.

As of December 31, 2021 and 2020, we had a backlog for delivery of products at certain dates in the future of approximately $762.6 million and $360.5 million, respectively. Approximately $346.4 million of the increase in backlog between periods relates to orders from domestic customers. Our contracts reflected in the backlog generally are not, by their terms, subject to termination.

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

Human Capital Resources and Management

Our employees around the world are each guided by our purpose: Built to Connect, and our vision: To connect people, processes and products, advancing innovative solutions from "Rock to Road" as OneASTEC. Every employee is also guided by our values and our code of business conduct. In everyday work, our employees embody our core values of Safety, Devotion, Integrity, Respect and Innovation. They do so by living our winning behaviors of Open and Honest Communications, Drive Creativity, Customer Driven Innovation and OneASTEC in all we do. We strive to be an employer of choice, attracting and retaining top talent committed to creating a diverse, equitable and inclusive workplace where individuals are respected and valued for their diverse backgrounds and experiences. Through comprehensive compensation and benefits and a focus on safety, we strive to support our employees' overall well-being.

In 2021, we executed our first global employee engagement survey. In total, 73% of our workforce responded and provided us with valuable feedback. Throughout the year we have focused on the three main areas of opportunity identified: communication, performance management and diversity.

Employee Profile

As of December 31, 2021, we employed 4,041 individuals, including 3,437 employees in the U.S. and Canada. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2021, the functional representation of our employees was as follows: 2,646 were engaged in manufacturing, 393 in engineering, including support staff, and 1,002 in selling, administrative and management functions.

Unions are certified as bargaining agents for approximately two percent of our U.S. direct employees. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 82 of our active U.S. employees are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC on behalf of its local affiliate Local Union No. 11-508-03, with an expiration date of December 8, 2022. Unions also represent approximately 25% of our employees at our manufacturing facilities outside the U.S. We consider our employee relations to be good.

Compensation and Benefits

As we strive to be an employer of choice, we provide competitive and robust compensation and benefits. We achieve this by regularly conducting market reviews and adjusting as needed. In addition to salaries, we provide regional programs, that can include annual bonuses, share-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services.

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
•track safety leading and lagging indicators;
•local management cascades safety practices throughout the organization, including daily "safety huddles" for each work-shift;
•we use safety scorecards, standardized signage, and visual management throughout our facilities, in addition to traditional safety training;
•regularly conduct monthly safety calls to discuss and share best practices with the local safety managers; and
•distribute monthly employee newsletters and executive-led town hall meetings.

We aspire to reduce lost time and recordable injuries each year. During the year ended December 31, 2021, we had zero recordable injuries at five of our sites. However, we experienced a 23% increase in our recordable injuries across all sites compared to the year ended December 31, 2020. Our Occupational Safety and Health Administration Incident Rate experienced an increase from 1.39 for the year ended December 31, 2020 to 1.71 for the year ended December 31, 2021.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, partners and the communities in which we operate, and which complied with government orders. This included having those employees who could, work from home and implementing additional safety measures for our production and other employees continuing critical on-site work. Closely following the recommendations of the World Health Organization, the U.S. Centers for Disease Control and local governments, we took numerous actions to ensure the health and safety of our employees.

As a result of the effects of the COVID-19 pandemic, we have experienced a shortage of necessary production personnel and increasing labor costs to attract staff in our manufacturing operations. This has resulted in a variety of challenges in running our operations efficiently as well as meeting manufacturing demand. We continue to adjust our production schedules and manufacturing workload distribution, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

Talent Development, Diversity, Equity and Inclusion

Talent and Diversity are key components of our OneASTEC business model. We strive to create an environment that attracts top talent and where high performance is fostered and thrives, continuous learning is engrained, diverse experience is leveraged as a competitive advantage and careers are propelled forward.

In 2021, we developed and implemented a new Performance Management model and process company-wide to align our efforts to achieve company goals and targets. This new model includes values, professional development and cascaded common performance goals.

We provide all employees a wide range of professional development experiences, both formal and informal, at various stages in their careers. In addition, talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines.

One of our core values – Respect – reflects the behavior we strive to include in every aspect of the way we conduct business. We recognize that our best performance comes when our teams are diverse and inclusive. We continue to define our diversity, equity and inclusion strategy. These efforts touch all levels of our organization including our Board of Directors, which is currently comprised of 20% women.

Corporate and Available Information

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic continues to present risks that have and could continue to materially and adversely affect our business, financial condition, results of operations and/or cash flows.

The emergence of the COVID-19 pandemic has significantly impacted our operations. Throughout 2020, our operations were adversely effected by significantly weakened demand for our products given the global economic uncertainty resulting from the pandemic. While demand for our products has recovered throughout the pandemic, our operations continue to be adversely affected by the contributory effects of the pandemic, including supply chain disruptions, higher supply costs, including, in particular, higher steel costs, and labor shortages, disruptions and higher labor costs and longer contracting times. Furthermore, any future governmental measures taken in response to the pandemic, including travel bans and restrictions, quarantines, shelter in place orders and business closures or vaccine mandates, could further impact our operations as well as demand for our products. Restrictions on access to our manufacturing facilities or on the support operations or workforce, or similar limitations for suppliers and dealers, as well as restrictions or disruptions of transportation, port closures, increased border controls or closures, and material and component supply shortages have limited and could continue to limit our ability to meet customer demand, which could have a material adverse effect on our financial condition, cash flows and results of operations. There is no certainty that current or future measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Uncertainties related to the continuing impact of the COVID-19 pandemic on our business include: the duration and impact of the resurgence in COVID-19 cases (including as a result of new variants of the virus) and the efficacy of the COVID-19 vaccination program in any country, state, or region; prolonged reduction or closure of our operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary or advisable by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers to deliver products; our ability to meet commitments to our customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in our strategic initiatives as a result of reduced spending on research and development; additional operating costs and inefficiencies due to remote working arrangements, adherence to social distancing guidelines and other pandemic related workplace challenges; absence of employees due to illness; the impact of the pandemic on our customers and dealers business operations, and their delays in their plans to invest in new equipment; requests by our customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in our financial performance, outlook or credit ratings, which could impact our ability to obtain funding in the future; currency fluctuations and volatility resulting from economic uncertainty due to the pandemic's global impacts; and the impact of the pandemic on demand for our products and services. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position and the ultimate magnitude of COVID-19 related effects is dependent on these uncertainties. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a continuing material and adverse effect on our business, financial condition, results of operations and/or cash flows. Furthermore, the COVID-19 pandemic could heighten the other risks and uncertainties set forth in the risk factors below. Please also see the discussion on our response to COVID-19 in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 1. Business of this report, "Human Capital Resources and Management".

Economic and Industry Risks

Downturns in the general economy or decreases in commercial and residential construction spending or government infrastructure spending may adversely affect our revenues and operating results.

General economic downturns, including downturns in government infrastructure spending and the commercial and residential construction industries, could result in a material decrease in our revenues and operating results. Sales of our products are sensitive to the specific locations and regional economies in which they are sold in general, and in particular, changes in commercial construction spending and government infrastructure spending. In addition, many of our costs are fixed and cannot be quickly reduced in response to decreased demand. Several factors, including the following, could cause a downturn in the commercial and residential construction industries in which we operate:

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

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects. Historically, much of the U.S. highway infrastructure market has been driven by government spending programs, and federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation's roadway system. In November 2021, the U.S. government enacted the Infrastructure Investment and Jobs Act ("IIJA"). The IIJA allocates $548 billion in government spending to new infrastructure over the five-year period concluding in 2026, with certain amounts specifically allocated to fund highway and bridge projects.

Governmental funding that is committed or earmarked for federal highway projects is always subject to political decision making that may result in repeal or reduction. Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies.

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

Global interest rates have recently been at or near historic lows resulting in historically low financing costs for construction projects. While we expect rates to remain relatively low in the near-term, rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and customers' ability to repay obligations to us. An increase in interest rates could also make it more difficult for customers to cost-effectively fund the purchase of new equipment, which could adversely affect our sales.

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

In 2021, international sales represented approximately 23.3% of our total sales as compared to 20.2% in 2020. We plan to continue increasing our already significant sales and production efforts in international markets. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations and general economic and political conditions in the countries we do business, which are typically more volatile than the U.S. economy and more vulnerable to geo-political conditions. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to anti-bribery, privacy regulations and anti-boycott provisions. We incur meaningful costs complying with these laws and regulations. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

Our ability to understand our customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand as we expand into additional international markets, could significantly affect our business results.

Our ability to match new product offerings to diverse global customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in Asia, Middle East and Africa, and Latin America. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on our business.

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

We require access to various parts, components and raw materials at competitive prices in order to manufacture our products. Changes in the availability and price of these parts, components and raw materials (including steel) have changed significantly and rapidly at times. The availability and price of such items are affected by factors like demand, changes to international trade policies that may result in additional tariffs, duties or other charges, freight costs and outbreaks and shipping and container constraints, each of which can significantly increase the costs of production. Due to price competition in the market for construction equipment and certain infrastructure products which have longer contract to completion cycles, we may not be able to recoup increases in these costs through price increases for our products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including the price of competing products and the nature of our customers' orders. Further, we rely on a limited number of suppliers for steel and certain other raw materials, parts and components in the manufacturing process. Disruptions or delays in supply or significant price increases from these suppliers could adversely affect our operations and profitability. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales. The aforementioned risks have been, and may continue to be, exacerbated by the impact of COVID-19.

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

In March 2020, we launched our OneASTEC business model, with the strategic pillars of Simplify, Focus and Grow. This is a focused effort towards an operating model centered around continuous improvement. The OneASTEC business model was designed to better set strategic direction, define priorities and improve overall operating performance, as described in greater detail in the section titled "Corporate Strategic Objectives" in Item 1. Business. Our future success is partly dependent upon successfully executing and realizing performance improvements, revenue gains, cost savings and other benefits from this initiative. It is possible that we may not fully realize, or sustain, the expected benefits from the OneASTEC business model. Furthermore, the implementation of the OneASTEC initiatives may result in an increase in near-term expenses and negatively impact operational effectiveness and employee morale.

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

From time to time, we may wind down certain business activities, product lines, and/or perform other organizational restructuring projects in an effort to reduce costs and streamline operations. Such activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees, customers or suppliers. If these activities are not completed in a timely manner, anticipated cost savings, synergies and efficiencies are not realized, business disruption occurs during the pendency of or following such activities or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, results of operations and financial condition.

Financial Risks

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit agreement.

As of December 31, 2021, we were in compliance with the financial covenants contained in our credit agreement with Wells Fargo Bank, N.A. However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants. If such violations occur, our creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding and requiring cash collateral to support outstanding letters of credit. As of December 31, 2021, we had no borrowings, but did have $2.5 million in letters of credit outstanding under the Wells Fargo credit agreement. We may also borrow additional amounts under the credit agreement in the future. Certain of our international subsidiaries in South Africa, Australia, Brazil and the United Kingdom have entered into their own independent loan agreements with other lending institutions.

The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and customer financing subsidy arrangements and cause our interest expense to increase.

The ICE Benchmark Administration Limited, the authorized administrator of LIBOR, has confirmed its intention to cease the publication of the one month and three month USD LIBOR after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated based on transactions in the market for short-term treasury securities. Our borrowings under the Wells Fargo credit agreement reference one month USD LIBOR. As of December 31, 2021, we had no borrowings but did have $2.5 million in letters of credit outstanding under the Wells Fargo credit agreement. We may also borrow additional amounts under the credit agreement in the future. Additionally, we pay subsidies that are, or were, based on the one month or three month USD LIBOR to third party finance companies that reduce the borrowing rate for our customers that choose to finance the purchase of our products. We have amended some of the arrangements mentioned above to reference SOFR instead of LIBOR and plan to amend the remaining such arrangements before June 30, 2023. We are not able to predict whether SOFR will become a widely accepted benchmark in place of LIBOR or what the impact of such a possible transition to SOFR may be on our financial condition.

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

We have completed a number of acquisitions and expect to continue to complete selected acquisitions in the future as a component of our growth strategy. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded in the balance sheet of the acquiring company at their fair values as of the date of acquisition. As a result, any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business is recorded as goodwill. Definite lived-intangible assets are required to be amortized over their estimated useful lives and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. If this occurs, we may be required under applicable accounting rules to write down the value of the assets or goodwill on our balance sheet to reflect the extent of any such impairment. Any such write-down of assets or goodwill would generally be recognized as a non-cash expense in our results of operations for the accounting period during which any such write down occurs.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that impairment may have occurred). At October 1, 2021, our testing indicated no impairment had occurred. A decrease in our market capitalization, profitability or negative or declining cash flows increases the risk of goodwill or other intangible asset impairments. Future impairment charges could have a material adverse impact on our results of operations and shareholders' equity.

Human Capital Risks

Our performance could suffer if we cannot maintain our culture as well as attract, retain and engage our employees.

We believe our culture focused on safety, devotion, integrity, respect and collaboration, is one of our strongest assets. Our strong culture positions us to recruit and retain top-level talent across our organization. We believe our employees and experienced leadership group are competitive advantages, as the best people, over time, produce the best results. Our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success. The contributory effects of the COVID-19 pandemic have resulted in significant challenges in retaining and attracting sufficiently qualified personnel to enable us to meet customer demand efficiently resulting in longer lead times to convert backlog to revenue and materially and adversely impacting our margins. If we are unable to attract the most talented candidates, and cannot retain and engage additional highly qualified managerial, technical, manufacturing, and sales and marketing personnel by investing in their talent and personal development, our operational and financial performances could continue to suffer.

In addition, while we strive to reduce the impact of the departure of high performing employees, we could be impacted by the loss of employees, particularly when departures involve groups of employees. Our ability to meet our business objectives may be affected by the departure of employees. Further, the departure of groups of employees could increase the risk of claims or litigation from former employees. Disputes with labor unions could potentially affect our ability to operate our facilities as well as our financial results. Any strike, work stoppage or other dispute with a labor union could materially adversely affect our business, results of operations and financial condition.

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

Certain of our equipment is subject to rules limiting emissions and other climate related rules and regulation. In addition, several of our products contain components that must comply with environmental, health and safety laws or regulations, including performance standards, promulgated by the Environmental Protection Agency and other state regulatory agencies. These performance standards may change or become more stringent in the future. In addition, we may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation or accord. Changes in these requirements could also cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could also impact operations of our suppliers and customers. In addition, we may incur material costs or liabilities in connection with other regulatory requirements applicable to our business, including, for example, state regulation of our component equipment, the accuracy of weights and measures and the maximum weight transportable on highways and roads.

We are subject to a variety of legal proceedings, the outcome of which may be unfavorable to us.

From time to time, we may be involved in various legal proceedings that arise in the ordinary course of our business. We are unable to predict when claims or matters will arise and the extent to which they will affect our business, and the international nature of our business exposes us to legal and regulatory matters that arise in foreign jurisdictions as well. We could incur significant expenses to administer and defend such matters, and any judgments or fines imposed on us could significantly impact our financial condition. Our business may be adversely impacted by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. We estimate loss contingencies and establish reserves based on our assessment where liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingencies recognized as liabilities. These matters could also significantly divert the attention of our management.

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

In the ordinary course of business, we rely upon information technology networks and systems to process, transmit and store electronic information and to manage or support a variety of business functions, including supply chain, manufacturing, distribution, invoicing and collection of payments. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of customers and suppliers, as well as personally identifiable information of customers and employees, in data centers and on information technology networks. The secure operation of these networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite our efforts to protect our systems and confidential information, we have experienced cybercrime in the past and may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, modified, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupted operations, production downtimes and damage our reputation, any of which could have an adverse effect on our business. While we have not experienced any material losses relating to cybercrime or other information security breaches to date, there can be no assurance that we will not suffer such significant losses in the future.

We may not be able to successfully implement our strategic transformation initiatives, including our new enterprise resource planning system.

We have launched a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and has, and will continue to, require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to our new ERP could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, our manufacturing, warehouse and office facilities total approximately 3.5 million square feet of space globally. We believe all properties to be well maintained and adequate for present use, with sufficient capacities for current and business needs as our business is presently conducted. As we continue to optimize our global footprint, we may identify properties or expansion opportunities at existing locations that provide growth opportunity or determine that certain of our current properties no longer meet our requirements. Such new properties may be leased or purchased and current properties may be modified, sold, leased or utilized in another manner.

Our corporate headquarters are in owned offices located in Chattanooga, Tennessee. Additional administrative offices are located inside and outside the United States.

The following table lists the principal locations (defined as greater than 20,000 square feet) that are owned or leased by us, as denoted, and which are utilized in our continuing business operations:

Location	Segment	Facility Type/Use	Approximate Square Feet
United States
Chattanooga, Tennessee	Infrastructure Solutions	Manufacturing/rebuild, offices, training center and storage	999,000
Yankton, South Dakota	Materials Solutions	Manufacturing and offices	344,995
Eugene, Oregon	Materials Solutions	Manufacturing and offices	140,300
Eugene, Oregon	Infrastructure Solutions	Manufacturing and offices	135,000
Tacoma, Washington (2)	Infrastructure Solutions	Manufacturing and offices	120,234
Burlington, Wisconsin	Infrastructure Solutions	Manufacturing and offices	112,100
Chattanooga, Tennessee (1)	Infrastructure Solutions	Warehouse	110,000
Prairie du Chien, Wisconsin	Infrastructure Solutions	Manufacturing	100,136
Parsons, Kansas	Infrastructure Solutions	Manufacturing and offices	91,600
Blair, Nebraska	Infrastructure Solutions	Manufacturing and offices	90,813
Sterling, Illinois	Materials Solutions	Manufacturing and offices	60,000
Rossville, Georgia	Infrastructure Solutions	Manufacturing	40,500
Yankton, South Dakota (1)	Materials Solutions	Warehouse	22,297
West Columbia, South Carolina (1)	Infrastructure Solutions	Distribution center	20,400

International
Johannesburg, Gauteng, South Africa	Materials Solutions	Manufacturing and offices	229,000
Omagh, County Tyrone, United Kingdom	Materials Solutions	Manufacturing and offices	165,000
Vespasiano, Minas Gerais, Brazil	Materials Solutions	Manufacturing and offices	132,400
Thornbury, Ontario, Canada	Materials Solutions	Manufacturing and offices	60,500
Acacia Ridge, Queensland, Australia	Infrastructure Solutions	Offices, service, light fabrication, warehouse and storage	36,000
Marieville, Quebec, Canada (1)	Infrastructure Solutions	Manufacturing, warehouse, offices and storage	27,495
St-Bruno, Quebec, Canada (1)	Infrastructure Solutions	Warehouse and offices	21,800
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

Holders

As of February 24, 2022, there were 259 holders of record of our common stock.

Dividend Policy

We paid quarterly dividends of $0.11 per common share to shareholders in the first, second and third quarters of 2021 and the first, second, third and fourth quarters 2020. Our Board of Directors ("Board") increased the dividend payment $0.01 to a total of $0.12 per common share to shareholders for the fourth quarter of 2021. We paid cash of $10.2 million and $10.0 million for dividends in 2021 and 2020, respectively. Dividends are paid when, as and if declared at the discretion of our Board from funds legally available for that purpose. While our Board currently expects to continue regular quarterly cash dividends, the declaration and amount of future cash dividends are subject to the Board's sole discretion and their periodic review of our dividend policy and will depend upon our earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Issuer Purchases of Equity Securities

As announced to the public in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of December 31, 2021, the maximum dollar value of shares available for repurchase under the plan is approximately $126.0 million. No shares were repurchased under the plan during 2021.

Performance Graph

The stock performance graph below compares the cumulative five-year total return provided to shareholders of Astec Industries, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index, our updated peer group ("2021 Peer Group") and our previous per group ("2020 Peer Group"). The companies included in the 2021 Peer Group and the 2020 Peer Group are representative of our definitive Proxy peer group, which we believe reflects industrial manufacturing companies of comparable size and complexity for the corresponding period and are reviewed annually and revised as necessary.

The ticker symbol of the companies included in our each of our peer groups are as follows:

2021 Peer Group: ALG, AIMC, B, GTLS, CIR, CMCO, CVGI, EPAC, NPO, FSS, GBX, HY, JBT, LNN, MTW, MWA, SHYF, SPXC, SXI and WNC

2020 Peer Group: ALG, AIMC, CIR, CMCO, CVGI, EPAC, NPO, FSS, GBX, LNN, MTW, NDSN, SHYF, SPXC, SXI, TTC and WNC

The graph assumes that the value of an investment in our common stock, in the Russell 2000 index, in the 2021 Peer Group and in the 2020 Peer Group was $100 on December 31, 2016 and assumes reinvestment of all dividends as well as the relative performance of each through December 31, 2021.

200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
Dollars
2016
2017
2018
2019
2020
2021
Astec Industries, Inc.
Russell 2000
2021 Peer Group
2020 Peer Group

	December 31,
(in dollars)	2016	2017	2018	2019	2020	2021
Astec Industries, Inc.	100.00	87.35	45.47	64.08	89.25	107.52
Russell 2000	100.00	114.63	101.99	127.98	153.49	176.18
2021 Peer Group	100.00	126.84	94.70	124.42	140.77	166.01
2020 Peer Group	100.00	127.07	97.01	134.43	158.87	186.45
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act" and Part I, Item 1A. Risk Factors for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Executive Summary

Highlights of our financial results as of and for the year ended December 31, 2021 as compared to the same period of the prior year include the following:

•Net sales were $1,097.2 million, an increase of 7.1%

•Gross profit was $251.7 million, an increase of 4.8%

•Income from operations decreased $20.9 million to $22.1 million

•Net income attributable to Astec decreased to $17.8 million, or 62.0%

•Diluted earnings per share were $0.78, a decrease of 62.0%

Significant Items Impacting Operations in 2021

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions to national and global economies and to our business. While our businesses have generally remained operational throughout the pandemic, with temporary closures in the United Kingdom and South Africa early in the pandemic, our business has been significantly affected by the contributory effects of the pandemic such as decreased demand for our products in 2020, material price increases, increased lead times from production materials, supplies and parts and labor shortages. These trends continue to impact our business today and may continue to impact our business in the near-term.

We have also taken precautions to protect our employees and their families and our customers and suppliers from COVID-19 and continually monitor the markets in which we operate for the effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19.

The COVID-19 pandemic may continue to negatively disrupt our business and results of operations in the future. The ongoing impact of the COVID-19 pandemic on our operations and the markets we serve remains uncertain due to constantly evolving developments including, but not limited to, government directives, treatment availability and acceptance, vaccine mandates and the spread of new variants, such as the Delta and Omicron variants, and cannot be accurately predicted. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

Closure of Tacoma Facility

In January 2021, management announced plans to close the Tacoma facility. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of the Tacoma product lines to other facilities within the Infrastructure Solutions segment is expected to be completed during early 2022.

Simplify, Focus and Grow Strategic Transformation ("SFG")

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

Since initiating SFG, we have consolidated certain of our sites as a key part of these initiatives. Site consolidation costs including headcount reductions, inventory movement and facility shut-down costs are included in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

In addition, in late 2020 we launched a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred during 2021 were $13.4 million, which represent costs directly associated with the SFG initiative and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Industry and Business Condition

Our financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets we serve. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the prices of liquid asphalt, oil, natural gas and steel. In addition, many of our markets are highly competitive, and our products compete worldwide with a number of other manufacturers and dealers that produce and sell similar products.

We ended 2020 with a strong backlog of orders, which has grown throughout 2021 across our global organization as well as in both the Infrastructure Solutions and Materials Solutions segments. The backlog of orders as of December 31, 2021 was $762.6 million compared to $360.5 million as of December 31, 2020, an increase of $402.1 million or 111.5%. Increased orders were driven by pent-up demand, both customer retail and dealer inventory replenishment, following economic uncertainty in 2020 as a result of COVID-19 as well as in anticipation of future infrastructure investment by the United States' government under the Infrastructure Investment and Jobs Act ("IIJA") enacted in November 2021. Additionally, we are continuing to experience constrained production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. We believe that federal highway funding influences the purchasing decisions of our customers, who are typically more amenable to making capital equipment purchases with long-term federal legislation in place. Federal transportation funding under the Fixing America's Surface Transportation Act expired December 3, 2021. As noted above, the U.S. government enacted the IIJA in November 2021. The IIJA allocates $548 billion in government spending to new infrastructure over the five-year period concluding in 2026, with certain amounts specifically allocated to fund highway and bridge projects. We believe that multi-year highway programs (such as the IIJA) will have the greatest positive impact on the road construction industry and allow our customers to plan and execute longer-term projects.

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices have increased throughout 2021, its price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, we expect prices will continue to increase into 2022.

Steel is a major component of our equipment. With a drop in supply, similar to oil, steel prices began increasing in the latter part of 2020 and have continued to increase throughout the year. As a result, we have experienced a rising cost of steel throughout 2021. We anticipate that steel demand will remain strong into 2022, bolstered by the IIJA. However, we expect new steelmaking capacity to enter the market in 2022 moving us towards a more historical balance of supply and demand, thus slowing the pace of price inflation we experienced in 2021. In response to these factors, we continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Ongoing constraints in the supply of certain steel products will continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the recent volatility of steel prices and the nature of our customers' orders, we are often not able to pass through all of the increases in steel costs to our customers, which negatively impacts our gross profit.

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

In addition, we have experienced a shortage of necessary production personnel and increasing labor costs to attract staff in our manufacturing operations. This has resulted in a variety of challenges in running our operations efficiently to meet strong customer demand. We continue to adjust our production schedules and manufacturing workload distribution, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. Backlog fulfillment times from the initial order to completing the contracted sale vary and can extend past twelve months. For this reason, we have limitations on our ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. Through our operational excellence initiatives, we also strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations: 2021 vs. 2020

Net Sales

Net sales increased $72.8 million or 7.1% to $1,097.2 million in 2021 from $1,024.4 million in 2020. The increase was primarily driven by changes in the volume, pricing and mix of sales that generated increases in equipment and parts and component sales of $45.2 million and $29.8 million, respectively, partially offset by decreases in used equipment and service and equipment installation sales of $7.3 million and $3.4 million, respectively. Additionally, we recognized $33.1 million of net incremental sales from acquired businesses partially offset by reduced sales from the exit of our Enid oil and gas drilling product lines of $25.0 million. Sales reported by our foreign subsidiaries in U.S. dollars for 2021 would have been $11.6 million lower had exchange foreign exchange rates been the same as 2020 rates.

Domestic sales for 2021 were $842.1 million or 76.7% of net sales compared to $817.0 million or 79.8% of net sales for 2020, an increase of $25.1 million or 3.1%. Domestic sales increased primarily due to: (i) net incremental sales of $26.0 million from acquired businesses, (ii) $19.1 million higher equipment sales, and (iii) $14.6 million of higher parts and components sales. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $24.0 million, (ii) lower used equipment sales of $6.2 million and (iii) reduced service and equipment installation sales of $4.2 million.

International sales for 2021 were $255.1 million or 23.3% of net sales compared to $207.4 million or 20.2% of net sales for 2020, an increase of $47.7 million or 23.0%. International sales increased primarily due to: (i) $26.1 million higher equipment sales mainly from COVID-19 related temporary site closures in the prior year, (ii) $15.2 million of higher parts and components sales and (iii) net incremental sales of $7.1 million from acquired businesses.

Gross Profit

Consolidated gross profit for 2021 was $251.7 million or 22.9% of net sales as compared to $240.1 million or 23.4% of net sales in 2020, an increase of $11.6 million or 4.8%. The increase was primarily driven by: (i) the impact of net favorable volume, pricing and mix that generated $39.8 million higher gross profit, (ii) $16.8 million in manufacturing efficiencies, (iii) net incremental gross profit of $5.6 million from acquired businesses and (iv) reduced costs from the exit of our Enid oil and gas drilling product lines of $2.9 million. These increases were partially offset by the impact of inflation on materials, labor and overhead of $53.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2021 were $200.6 million or 18.3% of net sales compared to $166.9 million or 16.3% of net sales for 2020, an increase of $33.7 million or 20.2%, primarily due to: (i) increased costs for centralization and infrastructure efforts associated with our transformation initiatives, (ii) $12.9 million of higher technology and software licensing costs, (iii) $5.4 million of incremental expenses for acquired businesses and (iv) $2.1 million of higher amortization expense. These increases were partially offset by decreases of $7.1 million for reduced expenses associated with closed locations and $4.9 million of lower trade show and promotional expenses.

Research and Development Expenses

Research and development expenses increased $4.4 million or 19.9% to $26.5 million in 2021 from $22.1 million in 2020. During 2021, we increased efforts related to research and development of new products and improvements to existing product lines as well as adaptation of those products to other markets as compared to prior year that experienced COVID-19 constraints and restructuring.

Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which we have completed various restructuring and right-sizing actions. Restructuring, asset impairment charges and the net gain on the sale of property and equipment for the year ended December 31, 2021 and 2020 are presented below:

	Years Ended December 31,
(in millions)	2021	2020
Restructuring charges:
Costs associated with closing Tacoma	$1.6	$0.9
Costs associated with closing Enid	0.7	2.5
Costs associated with closing Mequon	0.6	3.3
Costs associated with closing Albuquerque	—	1.3
Costs associated with closing AMM	—	0.3
Workforce reductions at multiple sites	—	1.3
Other restructuring charges	—	0.3
Total restructuring related charges	2.9	9.9

Asset impairment charges:
Airplane impairment charges	—	2.3
Goodwill impairment charges	—	1.6
Other impairment charges	0.2	0.5
Total asset impairment charges	0.2	4.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.6)	(6.2)
Total gain on sale of property and equipment, net	(0.6)	(6.2)

Restructuring, impairment and other asset charges, net	$2.5	$8.1

See Note 22, "Strategic Transformation and Restructuring, Impairment and Other Asset Charges", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the individual restructuring actions taken and the impairment charges recorded.

Income Tax Provision

Income tax benefit for the year ended December 31, 2021 was $1.4 million compared to income tax benefit of $1.2 million for 2020. The effective tax rates for 2021 and 2020 were (8.5)% and (2.6)%, respectively. Our tax rates are affected by recurring items which are generally consistent from period to period, as well as discrete items that may occur in any given period but are not consistent from period to period. The items having the most significant impact on the effective tax rate for 2021 include a benefit from net releases of valuation allowances of $8.1 million primarily related to net operating losses ("NOLs"), where deductions exceed taxable income, at our Brazilian subsidiary, the dissolution of Astec Mobile Machinery GmbH ("AMM") during the year and a benefit of $4.1 million for research and development tax credits. These benefits were partially offset by a $4.4 million change in the NOLs of our foreign entities. Significantly impacting the 2020 income tax benefit was a net discrete tax benefit of $9.5 million resulting from provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Among other provisions, the CARES Act modified the NOL carryback provisions, which allowed us to carryback its 2018 NOL to prior tax years. This change not only favorably impacted the timing of the NOL benefit, but also increased the tax benefit amount as the federal tax rates in the prior years (35%) were higher than the current federal tax rate (21%).

Backlog

The backlog of orders at December 31, 2021 was $762.6 million compared to $360.5 million at December 31, 2020, an increase of $402.1 million or 111.5%. Domestic and international backlogs increased $346.4 million or 123.4% and $55.7 million or 69.7%, respectively. The backlog increased $231.1 million to $449.3 million in the Infrastructure Solutions segment and increased $171.0 million to $313.3 million in the Materials Solutions segment. Increased orders were driven by pent-up demand, both customer retail and dealer inventory replenishment, following economic uncertainty in 2020 as a result of COVID-19 as well as in anticipation of future infrastructure investment by the United States' government combined with slower production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages.

Net Sales by Segment

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Infrastructure Solutions	$748.0	$702.8	$45.2	6.4%
Materials Solutions	$349.2	$321.6	$27.6	8.6%

Infrastructure Solutions

Sales in this segment were $748.0 million for 2021 compared to $702.8 million for 2020, an increase of $45.2 million or 6.4%. The increase was primarily driven by a positive impact of changes in the volume, pricing and mix of sales that generated increases in equipment and parts and components sales of $28.8 million and $18.0 million respectively, partially offset by decreases in used equipment and service and equipment installation sales of $6.3 million and $2.8 million, respectively. Additionally, we recognized $33.1 million of net incremental sales from acquired businesses partially offset by reduced sales from the exit of our Enid oil and gas drilling product lines of $25.0 million.

Domestic sales for the Infrastructure Solutions segment increased by $13.0 million or 2.2% for 2021 compared to 2020 primarily due to (i) $26.0 million of net incremental sales from acquired businesses, (ii) increased equipment sales of $14.2 million and (iii) increased parts and component sales of $6.1 million. These increases were partially offset by: (i) reduced sales from the exit of our Enid oil and gas drilling product lines of $24.0 million, (ii) $4.8 million of lower used equipment sales and (iii) $3.5 million of lower service and equipment installation sales.

International sales for the Infrastructure Solutions segment increased $32.2 million or 28.2% for 2021 compared to 2020 driven by: (i) increased equipment sales of $14.6 million, (ii) increased parts and component sales of $11.9 million and (iii) $7.1 million of net incremental sales from acquired businesses.

Materials Solutions

Sales in this segment were $349.2 million for 2021 compared to $321.6 million for 2020, an increase of $27.6 million or 8.6% driven by the favorable impact of changes in volume, pricing and mix of sales that generated increases in equipment and parts and components sales of $16.4 million and $11.8 million, respectively.

Domestic sales for the Materials Solutions segment increased $12.1 million or 5.3% for 2021 compared to 2020 primarily due to increased parts and component sales of $8.5 million and increased equipment sales of $5.0 million partially offset by lower used equipment sales.

International sales for the Materials Solutions segment increased $15.5 million or 16.6% for 2021 compared to 2020 primarily due to increased equipment sales of $11.4 million and increased parts and component sales of $3.3 million related to the recovery from COVID-19 related temporary site closures in the prior year.

Segment Profit (Loss)

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Infrastructure Solutions	$53.0	$53.8	$(0.8)	(1.5)%
Materials Solutions	$29.3	$32.1	$(2.8)	(8.7)%
Corporate	$(64.8)	$(40.1)	$(24.7)	(61.6)%

Infrastructure Solutions

Segment profit for the Infrastructure Solutions segment was $53.0 million for 2021 compared to $53.8 million for 2020, a decrease of $0.8 million or 1.5%. The decrease in segment profit resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $33.1 million and increased general and administrative costs of $6.6 million. These increased costs were partially offset by: (i) the impact of favorable volume, pricing and mix that generated $25.1 million higher gross profit, (ii) reduced losses from divested businesses of $7.0 million, (iii) $4.0 million of increased manufacturing efficiencies and (iv) $3.1 million in decreased restructuring costs.

Materials Solutions

Segment profit for the Materials Solutions segment was $29.3 million for 2021 compared to $32.1 million for 2020, a decrease of $2.8 million or 8.7%. The decrease in segment profits resulted primarily from: (i) the impact of higher inflation on materials, labor and overhead costs of $20.5 million, (ii) increased general and administrative costs of $7.3 million, (iii) a settlement loss on pension termination of $5.2 million and (iv) increased research and development expenses of $3.0 million. These increased costs were partially offset by: (i) the impact of favorable volume, pricing and mix that generated $14.7 million higher gross profit, (ii) $11.5 million in manufacturing efficiencies, (iii) $5.5 million reduced income tax expense and (iv) reduced expenses associated with closed locations of $4.1 million.

Corporate

Corporate operations incurred expenses of $64.8 million for 2021 compared to expenses of $40.1 million for 2020, an unfavorable change of $24.7 million or 61.6%. The increase in expenses resulted primarily from: (i) increased costs related to centralization and infrastructure efforts associated with our transformation initiatives, (ii) the net change in income tax benefit and expense of $4.3 million and (iii) increased research and development expenses of $2.7 million. These increased costs were partially offset by non-recurring impairment charges incurred in the prior year of $2.7 million primarily related to a Company airplane that was subsequently sold in the first quarter of 2021.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. We had $134.1 million of cash and cash equivalents available for operating purposes as of December 31, 2021, of which $21.7 million was held by our foreign subsidiaries. We did not have any outstanding borrowings on the Credit Facility at December 31, 2021 or 2020. In addition, no borrowings were made under the Credit Facility during 2021 or 2020. Our outstanding letters of credit totaling $2.5 million decreased borrowing availability to $147.5 million under the revolving credit facility as of December 31, 2021. The revolving credit facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the Credit Facility at December 31, 2021.

Certain of our international subsidiaries in South Africa, Australia, Brazil and the United Kingdom each have separate credit facilities with local financial institutions to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary maintains an independent credit facility at a separate financial institution and also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

Material cash requirements as of December 31, 2021 include working capital needs, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments.

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of December 31, 2021, open purchase obligations totaled $243.0 million, of which $231.3 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $30 and $40 million for the year ending December 31, 2022, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, and competitive, legislative and regulatory factors, among other considerations.

In late 2020 and early 2021, we entered into certain vendor hosted software arrangements in conjunction with our transformation initiatives to convert our internal operations, manufacturing and finance systems to cloud-based platforms globally. These agreements include software-related payments of $45.9 million to be paid through September 2027. Payments of $5.8 million will be made during 2022, $16.9 million during the years 2023 to 2024, $16.7 million during the years 2025 to 2026 and $6.5 million after 2026. These cash payments are exclusive of the separately contracted implementation costs that are project-based and are committed at each phase of the implementation.

Our liability for unrecognized tax benefits totaled $10.8 million at December 31, 2021 for which the timing of cash settlements to the respective taxing authorities, if any, cannot be reliably predicted.

As of December 31, 2021, our short and long-term operating lease liabilities are $1.8 million and $4.7 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. See Note 10, Leases, for information regarding our leases, including obligations by fiscal year.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over 15 years. If this component of the legislation is not deferred, repealed or modified, operating cash flows will be materially decreased beginning in 2022.

Cash Flows from Operating Activities

	Years Ended December 31,
(in millions)	2021	2020	Increase / Decrease
Net income	$17.9	$46.9	$(29.0)
Deferred tax (benefit) provision	(1.3)	8.6	(9.9)
Gain on disposition of property and equipment	(0.6)	(6.2)	5.6
Non-cash curtailment and settlement loss (gain) on pension and postretirement benefits, net	3.2	(0.5)	3.7
Asset impairment charges, net	0.2	4.4	(4.2)
(Purchase) sale of trading securities, net	(3.1)	0.2	(3.3)
(Increase) decrease in receivables and other contract assets	(30.8)	12.2	(43.0)
(Increase) decrease in inventories	(53.8)	44.7	(98.5)
Increase in prepaid expenses	(6.2)	—	(6.2)
Increase (decrease) in accounts payable	30.8	(8.6)	39.4
Increase (decrease) in accrued payroll and related expenses	3.0	(5.1)	8.1
Increase (decrease) in customer deposits	26.5	(11.2)	37.7
Income taxes payable/prepaid	(13.6)	16.0	(29.6)
Other, net	35.2	40.1	(4.9)
Net cash provided by operating activities	$7.4	$141.5	$(134.1)

Net cash provided by operating activities decreased $134.1 million in 2021 compared to 2020. The primary drivers of the decrease in operating cash flows were the increase of inventories on hand due to higher backlog and supply chain logistics challenges of $98.5 million, the timing of receivables and other contract assets of $43.0 million and payable/prepaid income taxes of $29.6 million and lower net income of $29.0 million. These decreases were partially offset by increases related to the timing of accounts payable payments of $39.4 million and higher customer deposits of $37.7 million associated with higher backlog amounts in the current year.

Cash Flows from Investing Activities

	Years Ended December 31,
(in millions)	2021	2020	Increase / Decrease
Acquisitions, net of cash acquired	$0.1	$(32.5)	$32.6
(Price adjustment on prior) proceeds from sale of subsidiary	(1.1)	9.1	(10.2)
Expenditures for property and equipment	(20.1)	(15.4)	(4.7)
Proceeds from sale of property and equipment	1.9	17.7	(15.8)
Purchase of investments	(1.0)	(1.1)	0.1
Sale of investments	1.8	1.3	0.5
Net cash used in investing activities	$(18.4)	$(20.9)	$2.5

Net cash used in investing activities decreased by $2.5 million in 2021 as compared to 2020 primarily due to acquisitions occurring in the prior year that did not recur in 2021 partially offset by higher proceeds from the sale of property and equipment and divestiture activity in 2020 that did not recur in 2021 combined with increased property and equipment expenditures in 2021.

Cash Flows from Financing Activities

	Years Ended December 31,
(in millions)	2021	2020	Increase / Decrease
Payment of dividends	$(10.2)	$(10.0)	$(0.2)
Borrowings, net under bank loans	1.0	0.1	0.9
Withholding tax paid upon vesting of share-based compensation awards	(3.5)	(0.8)	(2.7)
Other, net	0.6	0.3	0.3
Net cash used in financing activities	$(12.1)	$(10.4)	$(1.7)

Net cash used in financing activities increased by $1.7 million in 2021 as compared to 2020 primarily due to higher withholding tax payments on the vesting of share-based compensation awards.

Financial Condition

Our current assets increased to $641.7 million at December 31, 2021 from $565.8 million at December 31, 2020, an increase of $75.9 million or 13.4%. The increase is due primarily to increases in inventories of $53.3 million, increases in trade receivables and contract assets, net of $28.2 million, increases in prepaid and refundable income taxes of $10.7 million and increases in prepaid expenses and other assets of $6.0 million partially offset by decreases in cash, cash equivalents and restricted cash of $24.2 million. Accounts receivable days outstanding increased from 45.3 in 2020 to 50.3 in 2021.

Our current liabilities increased to $225.3 million at December 31, 2021 from $170.3 million at December 31, 2020, an increase of $55.0 million or 32.3%. The increase is primarily due to increases in accounts payable of $30.8 million, increases in customer deposits of $26.0 million and increases in accrued payroll and related liabilities of $2.8 million partially offset by decreases in other accrued liabilities of $4.8 million.

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

Revenue Recognition: Revenue is generally recognized when we satisfy a performance obligation by transferring control of goods or providing services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price with specified delivery terms. A significant portion of our equipment sales represents equipment produced in our plants under short-term contracts for a specific customer project or equipment designed to meet a customer's specific requirements. Most of the equipment sold by us is based on standard configurations, some of which are modified to meet customer needs or specifications. We provide customers with technical design and performance specifications and perform pre-shipment testing to ensure the equipment performs according to design specifications, regardless of whether we provide installation services in addition to selling the equipment. Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between us and our customers, such as sales, use, value-added and some excise taxes, are excluded from revenue. Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred. As contracts are typically paid within one year from the date of the contract fulfillment, revenue adjustments for a potential financing component or the costs to obtain the contract are not made. Other contract assets and liabilities are typically not material as a percentage of total assets or total liabilities, respectively.

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

Certain contracts include terms and conditions through which we recognize revenues upon completion of equipment production, which is subsequently stored at one of our plants at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and transfer of control and when collectibility is probable. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, we must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from our inventory prior to revenue recognition.

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

We have certain sales orders on which we record revenue over time based upon the ratio of costs incurred to estimated total costs.

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

Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Risk factors that may be considered include an economic downturn in the general economy, a geographic market or the commercial and residential construction industries, a change in the assessment of future operations as well as the cyclical nature of our industry and the customization of the equipment we sell, each of which may cause adverse fluctuations in operating results. Other risk factors considered would be an increase in the price or a decrease in the availability of oil that could reduce the demand for our products in addition to the significant fluctuations in the purchase price of raw materials not recoverable through selling price increases that could have a negative impact on the cost of production and gross profit as well as others more fully described in the Part I, Item 1A. Risk Factors section of this Annual Report on Form 10-K. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset. Some of the inputs used in the impairment testing are highly subjective and are affected by changes in business factors and other conditions. Changes in any of the inputs could have an effect on future tests and result in impairment charges.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

Interest Rate Risk

We are exposed to changes in interest rates, primarily from our domestic Credit Facility and our international term loan and credit facilities. A hypothetical 100 basis point increase in the interest rates would not have materially affected interest expense for the years ended December 31, 2021 and 2020 due to low outstanding balances and borrowings during the respective periods. We do not hedge variable interest.

Foreign Exchange Risk

We are subject to foreign exchange risk at our foreign operations. Foreign operations represent 18.9% and 22.2% of total assets at December 31, 2021 and 2020, respectively, and 14.7% and 12.1% of total net sales for the years ended December 31, 2021 and 2020, respectively. Each period, the balance sheets and related results of operations of our foreign subsidiaries are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in our reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in our reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to other comprehensive income in equity. We view our investments in foreign subsidiaries as long-term and do not hedge the net investments in foreign subsidiaries.

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

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2021 or 2020 would not have a material impact on our consolidated financial statements.

Commodity Risk

We purchase raw materials and some manufactured components and replacement parts for our products from leading suppliers both domestically and internationally. Raw materials used in the manufacture of our products include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors and other sources. Most steel is delivered on a "just-in-time" arrangement from the supplier to reduce inventory requirements at the manufacturing facilities but is occasionally inventoried after purchase. The most significant component of our inventory is steel. Significant increases in the market price of steel can negatively impact our gross profit as we are often unable to pass along all of these price increases to our customers. A significant decline in the market price of steel could result in a decline in the market value of our equipment or parts. We utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of the sufficiency of audit evidence over inventories and net sales

As disclosed in Notes 4 and 18 to the Company's consolidated financial statements, and disclosed in the consolidated balance sheet and consolidated statement of operations, the Company recorded $303.0 million in inventories and $1,097.2 million in net sales as of December 31, 2021 and for the year then ended, respectively. Inventories are comprised of raw materials, work-in-process, and finished goods that are physically located at each of the Company's sites. Net sales are recognized primarily from the sale of equipment and replacement parts from each of the Company's sites.

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

The following are the primary procedures we performed to address this critical audit matter. We used our judgment to determine the nature and extent of procedures to be performed over inventories and net sales, including the determination of the sites for which those procedures were performed. For certain sites where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company's inventories and net sales processes, including controls over the amounts recorded in inventories and the amounts recorded in net sales. We assessed the recorded inventories for each site where procedures were performed by participating in a physical inventory count and observed a sample of inventories on hand and compared the cost recorded for a sample of inventories on hand to underlying documentation. We assessed recorded net sales for each site where procedures were performed by selecting a sample of net sales transactions and comparing the amount recognized to underlying documentation, such as contracts with customers and shipping documentation. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over inventories and net sales.

/s/ KPMG LLP

We have served as the Company's auditor since 2015.

Atlanta, Georgia
February 28, 2022

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$134.4	$158.6
Investments	8.6	4.3
Trade receivables and contract assets, net	144.1	115.9
Other receivables, net	3.5	4.7
Inventories	303.0	249.7
Prepaid and refundable income taxes	19.5	8.8
Prepaid expenses and other assets	23.5	17.5
Assets held for sale	5.1	6.3
Total current assets	641.7	565.8
Property and equipment, net	171.7	172.8
Investments	12.2	13.7
Goodwill	38.6	38.7
Intangible assets, net	22.7	31.2
Deferred income tax assets	16.0	15.0
Other long-term assets	8.4	11.0
Total assets	$911.3	$848.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.1	$0.2
Short-term debt	2.6	1.4
Accounts payable	83.5	52.7
Customer deposits	60.2	34.2
Accrued product warranty	10.5	10.3
Accrued payroll and related liabilities	23.6	20.8
Accrued loss reserves	1.9	3.0
Other current liabilities	42.9	47.7
Total current liabilities	225.3	170.3
Long-term debt	0.2	0.4
Deferred income tax liabilities	1.4	0.5
Other long-term liabilities	29.6	34.0
Total liabilities	256.5	205.2
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock – authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,767,052 in 2021 and 22,611,976 in 2020	4.5	4.5
Additional paid-in capital	130.6	127.8
Accumulated other comprehensive loss	(32.4)	(33.5)
Company stock held by deferred compensation programs, at cost	(1.2)	(1.5)
Retained earnings	552.8	545.2
Shareholders' equity:	654.3	642.5
Noncontrolling interest	0.5	0.5
Total equity	654.8	643.0
Total liabilities and equity	$911.3	$848.2

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,097.2	$1,024.4	$1,169.6
Cost of sales	845.5	784.3	930.2
Gross profit	251.7	240.1	239.4
Selling, general and administrative expenses	200.6	166.9	183.9
Research and development expenses	26.5	22.1	27.2
Restructuring, impairment and other asset charges, net	2.5	8.1	3.2
Income from operations	22.1	43.0	25.1
Other income:
Interest expense	(1.1)	(0.7)	(1.4)
Interest income	0.5	0.8	1.2
Other (expenses) income, net	(5.0)	2.6	0.3
Income from operations before income taxes	16.5	45.7	25.2
Income tax (benefit) provision	(1.4)	(1.2)	3.0
Net income	17.9	46.9	22.2
Net (income) loss attributable to noncontrolling interest	(0.1)	—	0.1
Net income attributable to controlling interest	$17.8	$46.9	$22.3
Per share data:
Earnings per common share - Basic	$0.78	$2.08	$0.99
Earnings per common share - Diluted	$0.78	$2.05	$0.98
Weighted average shares outstanding - Basic	22,726,767	22,585,515	22,515,161
Weighted average shares outstanding - Diluted	22,948,632	22,877,743	22,674,182

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$17.9	$46.9	$22.2
Other comprehensive income (loss):
Change in unrecognized pension and postretirement benefit costs	3.1	0.1	1.0
Tax expense on change in unrecognized pension and postretirement benefit costs	—	—	(0.2)
Foreign currency translation adjustments	(2.1)	(1.8)	2.0
Other comprehensive income (loss)	1.0	(1.7)	2.8
Comprehensive loss attributable to noncontrolling interest	—	—	0.1
Comprehensive income attributable to controlling interest	$18.9	$45.2	$25.1

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$17.9	$46.9	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.1	20.8	21.4
Amortization	10.1	6.1	4.8
Provision for credit losses	1.4	0.9	1.2
Provision for warranties	10.9	9.8	9.8
Deferred compensation expense	0.5	0.7	0.6
Share-based compensation	6.0	5.1	2.6
Deferred tax (benefit) provision	(1.3)	8.6	1.7
(Gain) loss on disposition of property and equipment	(0.6)	(6.2)	0.3
Non-cash curtailment and settlement loss (gain) on pension and postretirement benefits, net	3.2	(0.5)	—
Gain on disposition of subsidiary	—	(1.6)	—
Asset impairment charges, net	0.2	4.4	0.3
Distributions to deferred compensation programs participants	(2.5)	(1.4)	(2.2)
Change in operating assets and liabilities, excluding the effects of acquisitions:
(Purchase) sale of trading securities, net	(3.1)	0.2	(0.9)
Receivables and other contract assets	(30.8)	12.2	7.5
Inventories	(53.8)	44.7	61.3
Prepaid expenses	(6.2)	—	(2.3)
Other assets	1.5	(0.2)	0.2
Accounts payable	30.8	(8.6)	(13.0)
Accrued retirement benefit costs	(0.1)	—	(1.3)
Accrued loss reserves	(1.3)	0.3	(1.1)
Accrued payroll and related expenses	3.0	(5.1)	0.7
Other accrued liabilities	(0.7)	9.8	1.3
Accrued product warranty	(10.7)	(10.2)	(10.5)
Customer deposits	26.5	(11.2)	(5.3)
Income taxes payable/prepaid	(13.6)	16.0	12.2
Other	—	—	1.1
Net cash provided by operating activities	7.4	141.5	112.6
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.1	(32.5)	—
(Price adjustment on prior) proceeds from sale of subsidiary	(1.1)	9.1	—
Expenditures for property and equipment	(20.1)	(15.4)	(23.4)
Proceeds from sale of property and equipment	1.9	17.7	0.5
Purchase of investments	(1.0)	(1.1)	(0.6)
Sale of investments	1.8	1.3	1.9
Net cash used in investing activities	$(18.4)	$(20.9)	$(21.6)

(Continued)

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Payment of dividends	$(10.2)	$(10.0)	$(10.0)
Borrowings under bank loans	7.2	6.0	166.0
Repayments of bank loans	(6.2)	(5.9)	(224.0)
Sale of Company stock by deferred compensation programs, net	0.6	0.3	0.3
Withholding tax paid upon vesting of share-based compensation awards	(3.5)	(0.8)	(0.4)
Net cash used in financing activities	(12.1)	(10.4)	(68.1)
Effect of exchange rates on cash	(1.1)	(0.5)	0.2
(Decrease) increase in cash and cash equivalents and restricted cash	(24.2)	109.7	23.1
Cash and cash equivalents and restricted cash, beginning of period	158.6	48.9	25.8
Cash and cash equivalents and restricted cash, end of period	$134.4	$158.6	$48.9

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$0.3	$0.3	$1.8
Income taxes paid (refunded), net	$10.0	$(20.2)	$(11.3)

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$1.4	$0.7	$2.0

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.8	$1.5	$3.2
Liability award converted to equity	$—	$0.8	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by Deferred Compensation Programs, at Cost	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2018	22,513,015	$4.5	$120.6	$(33.9)	$(1.9)	$495.3	$0.6	$585.2
Net income (loss)	—	—	—	—	—	22.3	(0.1)	22.2
Other comprehensive income	—	—	—	2.8	—	—	—	2.8
Dividends ($0.44 per share)	—	—	—	—	—	(10.0)	—	(10.0)
Share-based compensation	2,910	—	2.3	—	—	—	—	2.3
Issuance of common stock under incentive plan	35,258	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
SERP transactions, net	—	—	0.1	—	0.2	—	—	0.3
Cumulative impact of ASU No. 2018-02	—	—	—	(0.7)	—	0.7	—	—
Balance, December 31, 2019	22,551,183	$4.5	$122.6	$(31.8)	$(1.7)	$508.3	$0.5	$602.4
Net income	—	—	—	—	—	46.9	—	46.9
Other comprehensive loss	—	—	—	(1.7)	—	—	—	(1.7)
Dividends ($0.44 per share)	—	—	—	—	—	(10.0)	—	(10.0)
Share-based compensation	—	—	5.1	—	—	—	—	5.1
Conversion of liability awards to equity	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	60,793	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.8)	—	—	—	—	(0.8)
SERP transactions, net	—	—	0.1	—	0.2	—	—	0.3
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$545.2	$0.5	$643.0
Net income	—	—	—	—	—	17.8	0.1	17.9
Other comprehensive income (loss)	—	—	—	1.1	—	—	(0.1)	1.0
Dividends ($0.45 per share)	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Issuance of common stock under incentive plan	155,076	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.5)	—	—	—	—	(3.5)
Deferred compensation programs transactions, net	—	—	0.3	—	0.3	—	—	0.6
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$552.8	$0.5	$654.8

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

The Company operates manufacturing sites and sites that operate as sales offices for the Company's manufacturing locations. During the first quarter of 2020, management completed an internal reorganization focused on transitioning from a decentralized management structure to a more centralized structure with major directives and decisions being made at the segment and/or parent company level. As a result of this reorganization, the Company's reportable segments were realigned moving from three to two reportable segments (plus Corporate) - Infrastructure Solutions and Materials Solutions. The Company's two reportable business segments comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions to national and global economies. Since its identification in March 2020, the COVID-19 pandemic has negatively disrupted the Company's business and results of operations and may continue to do so in the future. The full extent of the COVID-19 pandemic on the Company's operations and the markets it serves remains uncertain due to constantly evolving developments including, but not limited to, government directives, treatment availability and acceptance, vaccine mandates and the spread of new variants, such as the Delta and Omicron variants, and cannot be accurately predicted.

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

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net (income) loss attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder, which is undergoing a judicial reorganization in Brazil, to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, inventory net realizable value, self-insurance loss reserves, share-based compensation and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with high credit quality institutions, the balances of which may exceed federally insured limits.

The Company had $117.0 million and $137.0 million in a government money market fund at December 31, 2021 and December 31, 2020, respectively, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

The Company had cash of $0.3 million at December 31, 2021 that is restricted as to withdrawal or use by the captive, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

Investments - Investments consist primarily of investment-grade marketable securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in "Other (expenses) income, net" in the Consolidated Statements of Operations. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade-date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

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

The Company currently monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability, an allowance for credit losses is recorded in "Trade receivables and contract assets, net" in the Consolidated Balance Sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on a rolling twelve-month "look-back", specific reserves and an expectation of future economic conditions that might impact customers, which would currently include the impact of COVID-19.

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

The following table represents a rollforward of the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in millions)	2021	2020	2019
Allowance balance, beginning of year	$1.7	$1.4	$1.2
Provision	0.7	0.9	1.2
Write offs	(0.4)	(0.6)	(1.0)
Allowance balance, end of year	$2.3	$1.7	$1.4

In addition, an allowance for credit losses related to an outstanding note receivable of $0.7 million is included in "Other receivables, net" in the Consolidated Balance Sheets for the year ended December 31, 2021.

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

Assets Held for Sale – As of December 31, 2021, the Company recorded assets held for sale of $5.1 million related to land and building assets of its former Enid business, which are being marketed for sale. The Company accounted for the Enid land and building and one of the Company's planes as assets held for sale as of December 31, 2020. The sale of the plane was completed in the first quarter of 2021.

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

Leases - The Company leases certain real estate, material handling equipment, offices, automobiles and other equipment. The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right-of-use ("ROU") asset equal to the lease liability, subject to certain adjustments, such as prepaid rent. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease.

The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company's incremental borrowing rate is the rate of interest that it would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determines the incremental borrowing rates based upon secured borrowing rates quoted by the Company's banks for loans of a corresponding length to the lease.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but is tested for impairment annually in the fourth quarter, or more frequently, as events dictate. Beginning in 2021, the Company changed its annual goodwill impairment testing date from October 31 to October 1 to better align the testing date with its financial planning process and alleviate resource constraints. The Company would not expect a materially different outcome in any given year as a result of testing on October 1 as compared to October 31.

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

The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite lived intangible asset is not recoverable by the future undiscounted cash flows expected to be generated from the use of the asset, which are evaluated at the asset group level.

Intangible assets with definite lives are amortized on a straight-line basis over the following estimated useful lives:

Years
Dealer network and customer relationships	8 - 18
Trade names	2 - 4
Other	3 - 19

Pension and Retirement Plans - In October 2021, the Company settled its obligations under its defined benefit pension plan. Historically, the determination of obligations and expenses under the Company's pension plan was dependent on the Company's selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions are described in Note 14, Employee Benefit Plans and include among others, the discount rate, expected return on plan assets and the expected mortality rates. Actual results that differ from assumptions were accumulated and amortized over future periods and, therefore, generally affected the recognized expense in such periods.

The Company recognized the overfunded or underfunded status of its pension plan as an asset or liability. Actuarial gains and losses were recognized through "Other comprehensive income (loss)" in the year in which the changes occurred. The Company measured the funded status of its pension plan as of the date of the Company's fiscal year-end.

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

Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from the Company's estimates, revisions to the estimated warranty liability may be required.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more likely than not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more likely than not recognition threshold, no benefit is recognized. The Company is periodically audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict a final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is adequate to reduce the uncertain positions to the greatest amount of benefit that is more likely than not realizable.

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

The Company is self-insured for health and prescription claims under its Group Health Insurance Plan at all of the Company's domestic manufacturing subsidiaries. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in "Accrued loss reserves" in the Company's Consolidated Balance Sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

Employees of the Company's foreign subsidiaries are insured under separate health plans. No reserves are necessary for these fully-insured health plans.

Revenue Recognition - Revenue is generally recognized when the Company satisfies a performance obligation by transferring control of goods or providing services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's manufacturing facilities under short-term contracts for a customer's project or equipment designed to meet a customer’s requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer's needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing, when feasible, to ensure the equipment performs according to the customer's need, regardless of whether the Company provides installation services in addition to selling the equipment. Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue. The Company offers extended warranties for sale on certain equipment sold to its customers. Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred. As contracts are typically paid within one year from the date of the contract fulfillment, revenue adjustments for a potential financing component or the costs to obtain the contract are not made.

Depending on the terms of the arrangement with the customer, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance, service work to be performed in the future without charge, floor plan interest to be reimbursed to the Company's dealer customers, payments for extended warranties, for annual rebates given to certain high volume customers or for obligations for future estimated returns to be allowed based upon historical trends.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon the completion of production, and the equipment is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership, which transfers control of the equipment, and when collectibility is probable. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete and the goods must have been segregated from the Company's inventory prior to revenue recognition.

The Company had orders totaling $29.3 million in 2021 and nominal orders in 2020 and 2019 on which revenue was recorded over time based upon the ratio of costs incurred to estimated total costs.

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

Used Equipment Sales – Used equipment is typically obtained by trade-in on new equipment sales or as a separate purchase in the open market. Revenues from the sale of used equipment are recognized upon transfer of control to the customer at agreed upon pricing.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $1.5 million, $2.6 million and $3.7 million in advertising costs during 2021, 2020 and 2019, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Share-based Compensation - The grant date fair value of share-based compensation awards is based upon the closing market price of the Company's common stock on the day prior to the grant date, except for performance stock awards with a total shareholder return ("TSR") market metric for which the Company estimates fair value using a Monte-Carlo simulation model. The Company recognizes compensation expense for all awards over the requisite service period. Forfeitures are recognized as they occur. Compensation expense is based on the grant date fair value as described above, except for performance stock awards with a return on invested capital ("ROIC") performance metric. For these awards, compensation expense is based on the probable outcome of achieving the specified performance conditions. The Company reassesses whether achievement of the ROIC performance metric is probable at each reporting date. The Company's equity awards are further described in Note 17, Share-Based Compensation.

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. The fair value of the derivative financial instrument is recorded in the Consolidated Balance Sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the Consolidated Statements of Operations in the current period. The Company does not engage in speculative transactions nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $7.8 million during 2021. The Company reported $0.1 million of derivative assets in "Prepaid expenses and other assets" at both December 31, 2021 and December 31, 2020. The Company held no derivative liabilities at December 31, 2021 and $0.5 million of derivative liabilities reported in "Other current liabilities" at December 31, 2020.

The Company recognized, as a component of "Cost of sales", a net gain on the change in fair value of derivative instruments of $0.8 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The Company recognized a net loss of $0.1 million for the year ended December 31, 2019. There were no derivatives that were designated as hedges at December 31, 2021 or 2020.

Foreign Currency - Subsidiaries located in Australia, Brazil, Canada, Chile, India, the United Kingdom, South Africa and Thailand operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting adjustments are presented as a separate component of "Accumulated other comprehensive loss". Foreign currency transaction gains and losses, net are included in "Cost of sales" and amounted to a loss of $1.3 million in 2021, a gain of $1.1 million in 2020 and a loss of $0.6 million in 2019.

Earnings Per Share - Basic earnings per share is computed by dividing "Net income attributable to controlling interest" by the weighted average number of shares outstanding during the reported period. Deferred stock units are fully vested and, as such, are included in basic earnings per share. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock units, performance stock units and stock held in the Company's deferred compensation programs, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2021	2020	2019
Denominator:
Denominator for basic earnings per share	22,726,767	22,585,515	22,515,161
Effect of dilutive securities:
Restricted stock units	150,754	185,965	110,974
Unvested performance share units	35,747	65,404	—
Deferred compensation programs	35,364	40,859	48,047
Denominator for diluted earnings per share	22,948,632	22,877,743	22,674,182

Reclassifications and Adjustments

The Company recorded a $1.5 million out-of-period expense during the first quarter of 2021 in "Selling, general and administrative expenses" for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" including subsequent amendments issued thereafter (collectively "Topic 326"). The standard changes how credit losses are measured for most financial assets and certain other instruments that currently are not measured through net income (loss). The standard requires an expected loss model for instruments measured at amortized cost as opposed to the current incurred loss approach. In valuing available for sale debt securities, allowances will be required to be recorded, rather than the current approach of reducing the carrying amount, for other than temporary impairments. A cumulative adjustment to retained earnings was to be recorded as of the beginning of the period of adoption to reflect the impact of applying the provisions of the standard. The standard was effective for public companies for periods beginning after December 15, 2019, and the Company adopted the new standard as of January 1, 2020. As the Company's credit losses are typically minimal, the adoption of the new standard did not have a significant impact on the Company's financial position, results of operations or cash flows and no cumulative adjustment to retained earnings was recorded.

In February 2018, the FASB issued ASU No. 2018-2, "Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits companies to reclassify tax effects stranded in accumulated other comprehensive income ("OCI") as a result of U.S. tax reform impacting tax rates or other items, such as changing from a worldwide tax system to a territorial system, from OCI to retained earnings. Other tax effects stranded in OCI due to other reasons, such as prior changes in tax laws or changes in valuation allowances, may not be reclassified. The new standard was effective for fiscal years beginning after December 15, 2018, and the Company adopted its provisions as of January 1, 2019. As a result of adopting this new standard, the Company reclassified $0.7 million of previously stranded tax effects from "Accumulated other comprehensive loss" to "Retained earnings" as shown in the Consolidated Statements of Equity for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", which provides optional guidance for a limited period of time to ease the potential burden in accounting (or recognizing the effects of) reference rate reform on financial reporting. This was in response to stakeholders raising certain operational challenges likely to arise in accounting for contract modifications and hedge accounting because of reference rate reform. Some of those challenges relate to the significant volume of contracts and other arrangements, such as debt agreements, lease agreements and derivative instruments, which will be modified to replace references to discontinued rates with references to replacement rates. For accounting purposes, such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. Stakeholders indicated that due to the significant volume of affected contracts and other arrangements, together with a compressed time frame for making contract modifications, the application of existing accounting standards on assessing modifications versus extinguishments could be costly and burdensome. In addition, stakeholders indicated that financial reporting results should reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. This new standard is optional and may be elected effective through December 31, 2022. The Company has limited contracts or other arrangements impacted by the use of LIBOR. The most significant of these is the $150.0 million revolving credit facility discussed in Note 11, Debt, for which no amounts have been drawn in 2021 or 2020. As such, this standard, if adopted, is not expected to have a material impact on the Company's financial position or disclosures.

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)", which aims to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. The new guidance requires expanded disclosure about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This new standard is effective for annual periods beginning after December 15, 2021. Availability of government assistance has typically been limited. The Company will continue to evaluate the impact on its disclosures based on government assistance received in future periods.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisitions

CON-E-CO Acquisition - The Company entered into a Stock Purchase Agreement, dated as of July 20, 2020, by and between Oshkosh Corporation for the purchase of the CON-E-CO concrete equipment company in Nebraska. The purchase price was $13.8 million, after adjustments, and was paid in cash. The Company's allocation of the purchase price, net of the adjustments in the first and second quarters of 2021 discussed below, resulted in the recognition of $4.3 million of intangible assets primarily consisting of customer relationships (eight year life) and trade name (three year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition.

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

BMH Systems Acquisition - The Company entered into a Share Purchase Agreement, dated as of August 3, 2020, by and between BMH Systems Corporation ("St-Bruno") for the purchase of the concrete equipment company in Quebec, Canada. The purchase price was $15.6 million, after adjustments, and was paid in cash. The Company's allocation of the purchase price resulted in the recognition of $6.3 million of goodwill and $5.7 million of other intangible assets primarily consisting of customer relationships (nine year life) and of trade name (15 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. The acquisition provides the Company with a broader line of concrete batch plant manufacturing, which will strengthen the Infrastructure Solutions segment. Results of operations have been consolidated from the date of acquisition. The goodwill is not deductible for income tax purposes.

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

On November 2, 2020, the Company closed a transaction pursuant to which it purchased certain assets of Grathwol Automation, LLC ("Grathwol"). Grathwol is engaged in the business of developing and providing advanced telematics and remote diagnostics for construction equipment and related products and services. Assets purchased primarily comprise technology assets. The total purchase price was $6.0 million, of which $1.8 million was deferred and will be recognized as expense and be paid out in two equal annual installments on the anniversary date of the acquisition.

4. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2021	2020
Raw materials and parts	$216.1	$154.6
Work-in-process	54.0	57.3
Finished goods	29.6	34.0
Used equipment	3.3	3.8
Total	$303.0	$249.7

During the year ended December 31, 2020, in conjunction with exiting the oil and gas drilling product lines, Enid's inventories were written down by $4.4 million, which was reported within "Cost of sales" in the Company's Consolidated Statements of Operations.

In the fourth quarter of 2019, through the Company’s assessment of the age, quantities on hand, market acceptance of the equipment, the Company’s exit of the Enid oil and gas drilling product lines and other related factors, it was determined that various specific equipment models at each of the Company’s sites and certain other inventories required adjustments to their net realizable values. As such, during the fourth quarter of 2019, the Company recorded an inventory write-down of $32.6 million within "Cost of sales" in the Consolidated Statements of Operations.

5. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance; marketable equity securities held in a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan (collectively, the "Deferred Compensation Programs"). Although the Deferred Compensation Programs' investments are allocated to individual participants and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The Deferred Compensation Programs' assets and related offsetting liabilities are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

The carrying amount of cash, cash equivalents and restricted cash, trade receivables and contract assets, other receivables, accounts payable, short-term debt and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market based inputs.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of December 31, 2021 and 2020 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	December 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	3.0	—	3.0
Trading debt securities:
Corporate bonds	3.3	—	3.3
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	3.5	3.5
Other	3.1	1.0	4.1
Derivative financial instruments	—	0.1	0.1
Total financial assets	$16.1	$4.8	$20.9
Financial liabilities:
Deferred compensation programs liabilities	$—	$7.2	$7.2
Total financial liabilities	$—	$7.2	$7.2

	December 31, 2020
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs money market fund	$0.2	$—	$0.2
Deferred compensation programs mutual funds	4.8	—	4.8
Preferred stocks	0.3	—	0.3
Equity funds	1.7	—	1.7
Trading debt securities:
Corporate bonds	4.8	—	4.8
Municipal bonds	—	0.9	0.9
Floating rate notes	0.4	—	0.4
U.S. government securities	1.8	—	1.8
Asset-backed securities	—	2.1	2.1
Other	—	1.0	1.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$14.0	$4.1	$18.1
Financial liabilities:
Derivative financial instruments	$—	$0.5	$0.5
Deferred compensation programs liabilities	—	7.3	7.3
Total financial liabilities	$—	$7.8	$7.8

6. Investments

The Company's trading securities consist of the following:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2021
Trading equity securities	$7.8	$0.4	$—	$8.2
Trading debt securities	12.6	0.1	0.1	12.6
Total	$20.4	$0.5	$0.1	$20.8
December 31, 2020
Trading equity securities	$6.4	$0.6	$—	$7.0
Trading debt securities	10.8	0.3	0.1	11.0
Total	$17.2	$0.9	$0.1	$18.0

Trading equity investments are valued at their estimated fair value based on their quoted market prices, and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third-party pricing service. Additionally, a significant portion of the trading equity securities are in mutual funds and also comprise a portion of the Company's liability under its deferred compensation programs. See Note 14, Employee Benefit Plans, for additional information on these investments and the deferred compensation programs.

Trading debt securities are comprised mainly of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

7. Goodwill

The Company tests goodwill for impairment annually in the fourth quarter, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management performed a qualitative assessment for the October 1, 2021 annual impairment analysis, which indicated no impairment. This review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units. These events and circumstances include, but are not limited to, macroeconomic conditions (including the impact of the COVID-19 pandemic), industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The majority of the Company's goodwill were generated on a legacy basis and as a result have fair values that sufficiently exceed their underlying carrying values.

For the annual test of goodwill performed as of October 31, 2020, management performed a qualitative assessment as described above and concluded that there was no impairment of goodwill. Management performed a quantitative valuation for the October 31, 2019 annual impairment analysis, which indicated no impairment.

The Company completed the acquisitions of CON-E-CO and BMH Systems during the year ended December 31, 2020, which increased goodwill $6.3 million.

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

The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the years ended December 31, 2021 and 2020 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Total
Balance, December 31, 2019:
Goodwill	$32.7	$32.8	$65.5
Accumulated impairment losses	(20.2)	(12.2)	(32.4)
Net	$12.5	$20.6	$33.1
2020 Activity:
Foreign currency translation	$0.3	$0.5	$0.8
Acquisitions	6.4	—	6.4
Impairment	(1.6)	—	(1.6)
Total 2020 activity	$5.1	$0.5	$5.6
Balance, December 31, 2020:
Goodwill	$39.4	$33.3	$72.7
Accumulated impairment	(21.8)	(12.2)	(34.0)
Net	$17.6	$21.1	$38.7
2021 Activity:
Foreign currency translation	$0.1	$(0.1)	$—
Acquisitions	(0.1)	—	(0.1)
Total 2021 activity	$—	$(0.1)	$(0.1)
Balance, December 31, 2021:
Goodwill	$39.4	$33.2	$72.6
Accumulated impairment	(21.8)	(12.2)	(34.0)
Net	$17.6	$21.0	$38.6

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2021 and 2020:

	2021			2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$37.1	$22.9	$14.2	$39.2	$20.9	$18.3
Trade names	10.2	7.8	2.4	10.8	4.8	6.0
Other	13.5	7.4	6.1	12.5	5.6	6.9
Total	$60.8	$38.1	$22.7	$62.5	$31.3	$31.2

Amortization expense on intangible assets was $10.1 million, $6.1 million and $4.4 million for 2021, 2020 and 2019, respectively.

Future annual expected amortization expense on intangible assets as of December 31, 2021 are as follows (in millions):

2022	$8.1
2023	4.3
2024	3.5
2025	1.8
2026	1.3
2027 and thereafter	3.7

9. Property and Equipment

Property and equipment at cost, less accumulated depreciation, is as follows:

	December 31,
(in millions)	2021	2020
Land	$13.9	$15.6
Building and land improvements	154.3	148.3
Construction in progress	7.6	3.1
Manufacturing and office equipment	239.2	238.7
Aviation equipment	4.7	4.7
Less accumulated depreciation	(248.0)	(237.6)
Total	$171.7	$172.8

Depreciation expense was $20.1 million, $20.8 million and $21.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. Leases

The Company records its operating lease ROU assets in "Other long-term assets" and its operating lease liabilities in "Other current liabilities" and "Other long-term liabilities". As of December 31, 2021, none of the Company's leases were deemed to be finance leases.

Additional information related to the Company’s operating leases is reflected in the tables below:

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating lease expense	$2.3	$2.6	$2.6
Short-term lease expense	1.5	1.0	1.3
Cash paid for operating leases included in operating cash flows	2.5	2.7	2.7

	December 31,
(in millions)	2021	2020
Operating lease right-of-use asset	$5.8	$6.6
Operating lease short-term liability	1.6	1.9
Operating lease long-term liability	4.2	4.7
Weighted average remaining lease term (in years)	6.15	6.55
Weighted average discount rate used in calculating right-of-use asset	3.49%	3.66%

Future annual minimum lease payments as of December 31, 2021 are as follows (in millions):

2022	$1.8
2023	1.1
2024	0.8
2025	0.5
2026	0.5
2027 and thereafter	1.8
Total lease payments	$6.5
Less: Interest	(0.7)
Operating lease liabilities	$5.8

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

Certain of the Company's international subsidiaries in South Africa, Australia, Brazil and the United Kingdom each have separate credit facilities with local financial institutions to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. The Brazilian subsidiary maintains an independent credit facility at a separate financial institution and also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in the Company's Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

Additional details for the Company's Credit Facility, term loan and credit facilities are summarized in total below:

(in millions, except maturity dates and interest rates)	December 31, 2021	December 31, 2020

Credit Facility
Unsecured line of credit - maximum	$150.0	$150.0
Letters of credit - maximum	30.0	30.0
Borrowings outstanding	—	—
Amount of letters of credit outstanding	2.5	7.6
Line of credit, additional borrowing capacity	147.5	142.4

Term Loan
Current maturities	$0.1	$0.2
Long-term maturities	0.2	0.4
Interest rate	10.37%	10.37%
Maturity date	April 15, 2024	April 15, 2024

International Credit Facilities and Short-Term Debt
Total credit line	$12.3	$12.8
Available credit line	9.7	11.4
Letters of credit - maximum	6.6	7.3
Amount of letters of credit outstanding	1.6	2.6
Short-term debt	2.6	1.4
Interest rate range	1.77% - 6.75%	2.40% - 6.75%

Debt maturities for the Company's short-term and long-term debt are expected to be $2.7 million, $0.1 million and $0.1 million in the years ending December 31, 2022, 2023 and 2024, respectively.

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

Changes in the Company's product warranty liability during 2021, 2020 and 2019 are as follows:

(in millions)	2021	2020	2019
Reserve balance, January 1	$10.3	$10.3	$10.9
Warranty liabilities accrued	10.9	9.8	9.8
Warranty liabilities settled	(10.7)	(10.2)	(10.5)
Other	—	0.4	0.1
Reserve balance, December 31	$10.5	$10.3	$10.3

13. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $5.8 million and $7.2 million at December 31, 2021 and 2020, respectively, of which $3.9 million and $4.2 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

14. Employee Benefit Plans

Pension Plan

Prior to December 31, 2003, all employees of the Company's Kolberg-Pioneer, Inc. subsidiary, which is included in the Company's Materials Solutions reportable segment, were covered by a defined pension plan (the "Pension Plan"). After December 31, 2003, all benefit accruals under the plan ceased and no new employees could become participants in the plan. Benefits paid under this plan were based on years of service multiplied by a monthly amount. The Company's funding policy for the plan was to make at least the minimum annual contributions required by applicable regulations.

The Company's investment strategy for the plan was to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy stated that the Plan Committee in its sole discretion shall determine the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Plan Committee attempted to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

In October 2021, the Company settled its obligations under the Pension Plan by providing $5.5 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $12.2 million. The settlement of the plan resulted in excess plan assets of approximately $1.5 million, which is subject to a 50% excise tax. A charge of $5.2 million, including excise tax, was recognized in the fourth quarter of 2021 in "Other (expenses) income, net" in the Consolidated Statements of Operations.

The following provides information regarding benefit obligations, plan assets and the funded status of the plan:

	Pension Benefits
(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$18.4	$17.1
Interest cost	0.4	0.5
Actuarial (gain) loss	(0.3)	1.6
Benefits paid	(0.8)	(0.8)
Pension settlement	(17.7)	—
Benefit obligation, end of year	—	18.4
Accumulated benefit obligation	—	18.4

Change in plan assets:
Fair value of plan assets, beginning of year	19.4	18.0
Actual gain on plan assets	0.6	2.2
Excess plan assets returned	(1.5)	—
Benefits paid	(0.8)	(0.8)
Pension settlement	(17.7)	—
Fair value of plan assets, end of year	—	19.4
Funded status, end of year	$—	$1.0

Amounts recognized in the consolidated balance sheets:
Long-term asset	$—	$1.0
Net amount recognized	$—	$1.0

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$—	$4.9
Net amount recognized	$—	$4.9

Weighted average assumptions used to determine the benefit obligation:
Discount rate	N/A	2.30%
Rate of compensation increase	N/A	N/A

The primary driver of the actuarial loss in the Company's Pension Plan in 2020 within the change in benefit obligation is a result of a decrease in the discount rate assumption.

All assets in the plan were invested in an exchange-traded mutual fund (Level 1 in the fair value hierarchy) at December 31, 2020 and through the date of settlement. The allocation of assets within the mutual fund as of December 31, 2020 and the target asset allocation ranges by asset category were as follows:

Asset Category	Actual Allocation	Target Allocation Ranges
Equity Securities	48.4%	40% - 65%
Debt Securities	41.0%	30% - 50%
Cash and Cash Equivalents	10.6%	0% - 15%
Total	100.0%

Net periodic benefit cost for 2021, 2020 and 2019 included the following components:

	Pension Benefits
(in millions)	2021	2020	2019
Components of net periodic benefit cost (income):
Interest cost	$0.4	$0.5	$0.6
Expected return on plan assets	(1.0)	(1.0)	(0.8)
Amortization of actuarial loss	0.4	0.4	0.5
Pension settlement	4.5	—	—
Net periodic benefit cost (income)	$4.3	$(0.1)	$0.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain) for the year	$—	$0.4	$(0.3)
Amortization of net loss	(0.4)	(0.4)	(0.5)
Pension settlement	(4.5)	—	—
Total recognized in other comprehensive income (loss)	(4.9)	—	(0.8)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(0.6)	$(0.1)	$(0.5)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	N/A	3.10%	4.10%
Expected return on plan assets	N/A	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumptions, the Company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the asset portfolios.

Deferred Compensation Programs

Supplemental Executive Retirement Plan

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

Deferred Compensation Plan

The Company implemented a Deferred Compensation Plan for certain of its executive officers during 2021. The plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which eligible employees can defer the receipt of base and bonus compensation to a future date. Investments are self-directed by participants and can include Company stock. Upon distribution, participants receive their apportioned share of the plan assets in the form of cash.

Assets of the Deferred Compensation Programs consist of the following:

	December 31, 2021		December 31, 2020
(in millions)	Cost	Market	Cost	Market
Money market fund	$0.1	$0.1	$—	$—
Company stock	1.2	2.2	1.5	2.3
Equity securities	4.5	4.9	4.5	5.0
Total	$5.8	$7.2	$6.0	$7.3

The Company periodically adjusts the deferred compensation liability related to the Deferred Compensation Programs such that the balance of the liability equals the total fair market value of all assets held by the trusts established under the programs. Such liabilities are included in "Other long-term liabilities" in the Consolidated Balance Sheets. The money market fund is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets. The equity securities are included in "Investments" in the Consolidated Balance Sheets and classified as trading equity securities. See Note 6, Investments, for additional information. The cost of the Company stock held by the plan is included in "Company stock held by deferred compensation programs, at cost" in the Consolidated Balance Sheets.

The change in the fair market value of Company stock held in the programs results in a charge or credit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations because the acquisition cost of the Company stock in the programs is recorded in "Company stock held by deferred compensation programs, at cost" and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $0.5 million, $0.6 million and $0.6 million in 2021, 2020 and 2019, respectively, related to the change in the fair value of the Company stock held in the Deferred Compensation Programs.

Other Employee Benefit Plan

401(k) Plan

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $7.2 million, $6.9 million and $7.0 million in 2021, 2020 and 2019, respectively.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in millions)	2021	2020	2019
United States	$14.1	$42.1	$26.7
Foreign	2.4	3.6	(1.5)
Income before income taxes	$16.5	$45.7	$25.2

The (benefit) provision for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Current (benefit) provision:
Federal	$(0.2)	$(14.0)	$(0.5)
State	(0.6)	2.4	0.8
Foreign	0.7	1.8	1.0
Total current (benefit) provision	(0.1)	(9.8)	1.3
Deferred (benefit) provision:
Federal	(0.1)	12.3	2.8
State	1.1	(1.4)	(1.0)
Foreign	(2.3)	(2.3)	(0.1)
Total deferred (benefit) provision	(1.3)	8.6	1.7
Total (benefit) provision:
Federal	(0.3)	(1.7)	2.3
State	0.5	1.0	(0.3)
Foreign	(1.6)	(0.5)	0.9
Total income tax (benefit) provision	$(1.4)	$(1.2)	$3.0

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

The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the (benefit) provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Tax expense at the statutory federal income tax rate	$3.5	$9.6	$5.3
State income tax, net of federal income tax	1.4	0.3	(2.3)
Research and development tax credits	(4.1)	(4.3)	(6.7)
FIN 48 impact	1.8	4.0	3.2
Liquidation of subsidiary	(0.8)	—	(0.9)
Change in foreign subsidiary net operating loss carryforward	4.4	(0.3)	(1.4)
Valuation allowance impact	(8.1)	(1.0)	5.8
Changes in tax rates	0.7	0.3	0.1
Effects of Cares Act - 2018 NOL carryback	—	(9.5)	—
Share-based compensation	0.4	0.3	1.2
Other items	(0.6)	(0.6)	(1.3)
Total income tax (benefit) provision	$(1.4)	$(1.2)	$3.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Inventory reserves	$3.7	$3.2
Warranty reserves	2.0	2.0
Credit loss reserves	0.5	0.3
State tax loss carryforwards	11.9	11.6
Accrued vacation	1.4	1.4
Deferred compensation	1.4	1.5
Share-based compensation	2.0	1.5
Goodwill	2.0	2.1
Outside basis difference	—	4.7
Foreign net operating loss	4.3	9.5
Lease obligation	0.4	0.9
Employee & Iinsurance accruals	0.8	0.7
Domestic credit carryforwards	1.4	1.6
Deferred revenue	1.3	1.2
Deferred payroll tax - CARES Act	1.1	2.4
Pension and post-employment benefits	—	1.0
Valuation allowances	(6.0)	(14.1)
Other	1.6	0.8
Total deferred tax assets	29.8	32.3
Deferred tax liabilities:
Property and equipment	13.0	14.7
Intangibles	1.1	0.9
Right-of-use assets	0.5	0.9
Pension	0.6	1.3
Total deferred tax liabilities	15.2	17.8
Total net deferred assets	$14.6	$14.5

As of December 31, 2021, the Company has gross state NOL carryforwards of $235.4 million and has gross foreign NOL carryforwards of approximately $13.0 million, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2022 and 2033. The Company does not have a federal net operating loss carryforward.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was passed which modified the NOL carryback provisions allowing the Company to carryback its 2018 NOL to prior years. The tax provision for the year ended December 31, 2020 includes a $9.5 million tax benefit related to the NOL carryback which occurred due to a change in rates from 35% to 21%.

A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis, and the valuation allowance is adjusted accordingly. In 2021, the valuation allowance on these carryforwards decreased by $8.1 million mainly due to the release of the $3.4 million valuation allowance as the NOLs are expected to be fully utilized by the Company's Brazilian subsidiary and the release of the $3.8 million valuation allowance associated with AMM whose dissolution was completed during 2021. The remaining change in valuation allowances is due to the unrealizable portion of certain entities’ state and foreign net operating loss carryforwards and certain other deferred tax assets in foreign jurisdictions.

The following table represents a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in millions)	2021	2020	2019
Allowance balance, beginning of year	$14.1	$14.6	$8.5
Provision	0.6	1.5	5.8
Reversals	(8.1)	(1.5)	—
Other	(0.6)	(0.5)	0.3
Allowance balance, end of year	$6.0	$14.1	$14.6

Undistributed foreign earnings are considered to be indefinitely reinvested outside the U.S. as of December 31, 2021. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If the Company were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax. As of December 31, 2021, the cumulative amount of undistributed U.S. GAAP earnings for the Company's foreign subsidiaries was $52.2 million.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2014. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2017.

The Company has a liability for unrecognized tax benefits of $10.8 million and $9.7 million (excluding accrued interest and penalties) as of December 31, 2021 and 2020, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company did not recognize any tax benefits for penalties and interest related to amounts that were settled for less than previously accrued in 2021 or 2020. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $11.9 million and $10.5 million at December 31, 2021 and 2020, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of year	$9.7	$5.7	$2.1
Additions for tax positions taken in current year	1.0	0.5	3.0
Additions for tax positions taken in prior period	0.8	3.5	0.7
Decreases related to sustained tax positions	(0.7)	—	(0.1)
Balance, end of year	$10.8	$9.7	$5.7

The tax positions in the December 31, 2021 balance of unrecognized tax benefits are expected to reverse through income in future years.

16. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.4 million and $2.9 million at December 31, 2021 and 2020, respectively. These arrangements expire at various dates through July 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.4 million for 2021), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.1 million and $2.0 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its Credit Facility totaling $2.5 million as of December 31, 2021. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of December 31, 2021. As of December 31, 2021, the Company's foreign subsidiaries are contingently liable for a total of $1.6 million in performance letters of credit, advance payments and retention guarantees. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $6.6 million as of December 31, 2021.

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

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan, less one share for every one share subject to an award granted under the 2011 Plan after December 31, 2020 and prior to the Plan Effective Date. No new awards were granted between December 31, 2020 and the Plan Effective Date. To the extent that all or a portion of an award (or, after December 31, 2020, an award granted under the 2011 Plan) is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award (or, after December 31, 2020, an award granted under the 2011 Plan) will be added back to the 2021 Plan share reserve and again be available for issuance pursuant to awards granted under the 2021 Plan. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. In addition, the 2021 Plan allows for participants to elect to receive vested units on a deferred basis. Awards granted under the 2021 Plan are entitled to dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate. The Company's annual grants of restricted stock units and performance stock units typically awarded in the first quarter of the year were delayed until April 2021 following the shareholder approval of the 2021 Plan.

Each of the above incentive plans are administered by the Company's Compensation Committee of the Board of Directors.

Share-based compensation expense of $6.0 million, $5.1 million and $2.6 million was recorded in the years ended December 31, 2021, 2020 and 2019, respectively, and recognized in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Restricted Stock Units ("RSUs")

Prior to 2020, key members of management were awarded with restricted stock units ("RSUs") each year based upon the financial performance of the Company and its subsidiaries. Beginning in 2020, awards were determined based on a predetermined award value of the base salary of eligible employees aligned to a total compensation program.

Restricted stock unit awards granted in 2016 and prior vest at the end of five years from the date of grant, while awards granted in 2017 and 2018 vest three years from the date of grant. RSUs granted in 2019, 2020 and 2021 vest ratably, at the end of each 12-month period, over a three-year period. A participant generally must be employed by the Company on the vesting date of each award. However, awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability and retirement at age 65. Additional RSUs are granted on an annual basis to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan with a one-year vesting period.

Changes in restricted stock units during the year ended December 31, 2021 are as follows:

(in thousands, except weighted average grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	279	$37.72
Granted	66	$77.38
Vested	(132)	$41.03
Forfeited	(26)	$41.16
Unvested as of December 31, 2021	187	$48.88

The following additional activity occurred for the Company's restricted stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2021	2020	2019
Weighted average grant date fair value per award	$77.38	$34.99	$34.57
Fair value of awards vested	$9.3	$3.8	$1.6
Tax benefit (expense) for restricted stock compensation expense	$3.8	$(0.4)	$0.7

As of December 31, 2021, the Company had $4.9 million of unrecognized compensation expense before tax related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units ("PSUs")

Beginning in 2020, PSUs were granted to officers and other key employees. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance metrics established by the Compensation Committee. A participant generally must be employed by the Company on the vesting date of each award. However, adjusted awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability and retirement at age 65.

PSUs granted in 2020 were divided into three equal tranches with cliff vesting periods of one year, two years and three years. Awards granted in 2021 cliff vest three years from the date of grant. The number of PSUs that vest may range from zero to 200% of the target shares granted and is determined for each tranche based on the achievement of two equally weighted performance criteria: ROIC and TSR. The PSUs are settled in common stock of the Company, with holders receiving one common share for each PSU that vests.

Changes in PSUs during the year ended December 31, 2021 are as follows:

(in thousands, except weighted average grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	87	$35.41
Granted	51	$92.98
Vested*	(29)	$36.08
Forfeited	(10)	$53.44
Unvested as of December 31, 2021	99	$63.16
* The vested PSUs presented are based on the target amount of the award for the first tranche of the 2020 awards. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the one-year performance period ended during 2021 was 200% of the target shares granted, rounded up the nearest whole share.

The following additional activity occurred for the Company's performance stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2021	2020
Weighted average grant date fair value per award	$92.98	$34.66
Fair value of awards vested	$4.5	$—
Tax benefit for performance stock compensation expense	$2.3	$—

As of December 31, 2021, the Company had $3.9 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Deferred Stock Units ("DSUs")

The 2011 Plan and the Non-Employee Directors Compensation Plan each allow for deferred delivery of shares as received including at vesting. As of December 31, 2021, there were 34,949 fully vested deferred stock units, which were excluded from the tables above. The aggregate fair value of these units at December 31, 2021 was $2.4 million.

18. Revenue Recognition

The following tables disaggregates the Company's revenue by major source for the periods ended December 31, 2021, 2020 and 2019 (excluding intercompany sales):

	For the Year Ended December 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net Sales-Domestic:
Equipment sales	$374.8	$157.6	$—	$532.4
Parts and component sales	180.2	77.7	—	257.9
Service and equipment installation revenue	17.0	0.5	—	17.5
Used equipment sales	9.4	0.8	—	10.2
Freight revenue	20.9	5.9	—	26.8
Other	(0.6)	(2.1)	—	(2.7)
Total domestic revenue	601.7	240.4	—	842.1

Net Sales-International:
Equipment sales	98.5	69.7	—	168.2
Parts and component sales	41.1	32.6	—	73.7
Service and equipment installation revenue	3.1	1.9	—	5.0
Used equipment sales	0.9	2.5	—	3.4
Freight revenue	2.4	1.8	—	4.2
Other	0.3	0.3	—	0.6
Total international revenue	146.3	108.8	—	255.1
Total net sales	$748.0	$349.2	$—	$1,097.2

	For the Year Ended December 31, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net Sales-Domestic:
Equipment sales	$354.1	$152.0	$—	$506.1
Parts and component sales	172.8	69.2	—	242.0
Service and equipment installation revenue	21.0	1.2	—	22.2
Used equipment sales	19.3	2.1	—	21.4
Freight revenue	19.7	5.1	—	24.8
Other	1.8	(1.3)	—	0.5
Total domestic revenue	588.7	228.3	—	817.0

Net Sales-International:
Equipment sales	78.0	58.1	—	136.1
Parts and component sales	29.1	29.4	—	58.5
Service and equipment installation revenue	2.4	1.7	—	4.1
Used equipment sales	2.4	2.2	—	4.6
Freight revenue	2.0	1.6	—	3.6
Other	0.2	0.3	—	0.5
Total international revenue	114.1	93.3	—	207.4
Total net sales	$702.8	$321.6	$—	$1,024.4

	For the Year Ended December 31, 2019
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Net Sales-Domestic:
Equipment sales	$413.6	$166.9	$—	$580.5
Pellet plant sales	20.0	—	—	20.0
Parts and component sales	169.0	74.5	—	243.5
Service and equipment installation revenue	19.2	8.0	—	27.2
Used equipment sales	11.4	1.2	—	12.6
Freight revenue	18.0	6.3	—	24.3
Other	3.3	(2.9)	—	0.4
Total domestic revenue	654.5	254.0	—	908.5

Net Sales-International:
Equipment sales	70.4	95.5	—	165.9
Parts and component sales	28.6	47.0	—	75.6
Service and equipment installation revenue	6.2	2.0	—	8.2
Used equipment sales	2.2	3.3	—	5.5
Freight revenue	2.5	3.0	—	5.5
Other	0.2	0.2	—	0.4
Total international revenue	110.1	151.0	—	261.1
Total net sales	$764.6	$405.0	$—	$1,169.6

As of December 31, 2021, the Company had contract assets of $5.5 million and contract liabilities, excluding customer deposits, of $6.3 million, of which $2.7 million was deferred revenue related to extended warranties. As of December 31, 2020, the Company had contract assets of $4.3 million and contract liabilities, excluding customer deposits, of $8.9 million, of which $2.9 million was deferred revenue related to extended warranties. Total extended warranty sales were $1.5 million and $1.7 million in 2021 and 2020, respectively.

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

Infrastructure Solutions – The Infrastructure Solutions segment comprises 12 sites and designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt producers, highway and heavy equipment contractors, ready mix concrete producers, contractors in the construction and demolition recycling markets and domestic and foreign governmental agencies.

Materials Solutions – The Materials Solutions segment comprises nine sites and designs and manufactures heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations with the AME and India sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Corporate – The Corporate category consists primarily of the parent company and the captive insurance company, Astec Insurance, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for all of the sites. The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before U.S. federal income taxes, state deferred taxes and corporate overhead and thus these costs are included in the Corporate category.

The accounting policies of the reportable segments are the same as those described in Note 2, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers are valued at prices comparable to those for unrelated parties.

Segment information for 2021:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$748.0	$349.2	$—	$1,097.2
Intersegment revenues	47.5	58.0	—	105.5
Restructuring and asset impairment charges	1.9	0.6	—	2.5
Interest expense	0.1	0.5	0.5	1.1
Interest income	—	0.2	0.3	0.5
Depreciation and amortization	20.8	8.0	1.4	30.2
Income taxes	1.4	(4.3)	1.5	(1.4)
Profit (loss)	53.0	29.3	(64.8)	17.5

Assets	996.9	667.8	648.9	2,313.6
Capital expenditures	12.2	5.6	2.3	20.1

Segment information for 2020:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$702.8	$321.6	$—	$1,024.4
Intersegment revenues	33.5	40.7	—	74.2
Restructuring and asset impairment charges	6.6	(1.3)	2.8	8.1
Interest expense	—	0.2	0.5	0.7
Interest income	0.1	0.3	0.4	0.8
Depreciation and amortization	17.8	7.9	1.2	26.9
Income taxes	0.4	1.2	(2.8)	(1.2)
Profit (loss)	53.8	32.1	(40.1)	45.8

Assets	938.8	639.3	535.3	2,113.4
Capital expenditures	7.9	4.8	2.7	15.4

Segment information for 2019:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$764.6	$405.0	$—	$1,169.6
Intersegment revenues	29.2	22.2	—	51.4
Restructuring and asset impairment charges	2.9	0.3	—	3.2
Interest expense	—	0.3	1.1	1.4
Interest income	—	0.6	0.6	1.2
Depreciation and amortization	16.9	8.2	1.1	26.2
Income taxes	0.8	0.6	1.6	3.0
Profit (loss)	33.8	22.8	(35.6)	21.0

Assets	865.8	608.4	420.9	1,895.1
Capital expenditures	14.2	7.4	1.0	22.6

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Net income (loss) attributable to controlling interest
Total profit for reportable segments	$82.3	$85.9	$56.6
Corporate expenses, net	(64.8)	(40.1)	(35.6)
Net (income) loss attributable to noncontrolling interest	(0.1)	—	0.1
Recapture of intersegment profit	0.4	1.1	1.2
Total consolidated net income attributable to controlling interest	$17.8	$46.9	$22.3

Assets
Total assets for reportable segments	$1,664.7	$1,578.1	$1,474.2
Corporate assets	648.9	535.3	420.9
Elimination of intercompany profit in inventory	(2.4)	(2.8)	(3.8)
Elimination of intercompany receivables	(921.0)	(906.2)	(767.9)
Elimination of investment in subsidiaries	(456.8)	(329.6)	(296.7)
Other	(22.1)	(26.6)	(26.2)
Total consolidated assets	$911.3	$848.2	$800.5

Sales into major geographic regions were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
United States	$842.1	$817.0	$908.5
Canada	69.8	57.9	66.8
Australia and Oceania	43.4	28.5	42.3
Africa	33.9	22.4	44.7
Other European Countries	32.7	23.2	32.2
Brazil	21.5	20.4	11.6
South America (excluding Brazil)	15.2	21.9	17.9
Mexico	13.5	2.9	5.3
Other Asian Countries	5.0	2.7	6.5
Central America (excluding Mexico)	3.9	1.3	4.9
Post-Soviet States (excluding Russia)	3.6	3.1	7.3
Middle East	2.9	3.2	2.6
Japan and Korea	2.7	8.1	3.6
India	2.7	0.5	1.0
Russia	2.6	4.0	5.1
West Indies	1.3	6.1	6.4
China	0.4	1.2	2.2
Other	—	—	0.7
Total foreign	255.1	207.4	261.1
Total consolidated sales	$1,097.2	$1,024.4	$1,169.6

Long-lived assets by major geographic region are as follows:

	December 31,
(in millions)	2021	2020
United States	$140.3	$140.3
United Kingdom	11.7	11.9
Brazil	5.6	6.3
Canada	5.3	4.8
Australia	4.6	5.1
South Africa	3.9	4.0
Chile	0.3	0.4
Total foreign	31.4	32.5
Total consolidated assets	$171.7	$172.8

20. Accumulated Other Comprehensive Loss

The after-tax components comprising "Accumulated other comprehensive loss" are summarized below:

	December 31,
(in millions)	2021	2020
Foreign currency translation adjustment	$(32.4)	$(30.4)
Unrecognized pension and postretirement benefits cost, net of tax of $1.3 in 2020	—	(3.1)
Accumulated other comprehensive loss	$(32.4)	$(33.5)

See Note 14, Employee Benefit Plans, for discussion of the amounts recognized in "Accumulated other comprehensive loss" related to the Company's defined pension plan.

21. Other Expenses and Income

Other income consists of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Investment (loss) income	$(0.3)	$—	$0.2
Gain on disposal of subsidiary	—	1.6	—
Curtailment and settlement (loss) gain on pension and postretirement benefits, net	(4.7)	0.5	—
Other	—	0.5	0.1
Total	$(5.0)	$2.6	$0.3

22. Strategic Transformation and Restructuring, Impairment and Other Asset Charges

In 2018, the Company made several strategic decisions to divest of underperforming manufacturing sites or product lines, including to close certain of its subsidiaries, close and sell its manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets. These actions, which have subsequently been incorporated into the Company's Simplify, Focus and Grow Strategic Transformation ("SFG") initiative beginning in 2019, generally include facility rationalization, asset impairment, workforce reduction and the associated costs of organizational integration activities. The Company has incurred $13.4 million of incremental costs for the SFG initiative in 2021, which are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Company incurred costs for these activities of $2.5 million, $8.1 million and $3.2 million in 2021, 2020 and 2019, respectively.

The restructuring, asset impairment charges and net gain on sale of property and equipment incurred in 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Restructuring related charges:
Costs associated with closing Tacoma	$1.6	$0.9	$—
Costs associated with closing Enid	0.7	2.5	—
Costs associated with closing Mequon	0.6	3.3	—
Costs associated with closing Albuquerque	—	1.3	—
Costs associated with closing AMM	—	0.3	1.3
Costs associated with exiting the wood pellet business	—	—	0.5
Workforce reductions at multiple sites	—	1.3	1.1
Other restructuring charges	—	0.3	—
Total restructuring related charges	2.9	9.9	2.9

Asset impairment charges:
Airplane impairment charges	—	2.3	0.3
Goodwill impairment charges	—	1.6	—
Other impairment charges	0.2	0.5	—
Total asset impairment charges	0.2	4.4	0.3

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.6)	(6.2)	—
Total gain on sale of property and equipment, net	(0.6)	(6.2)	—

Restructuring, impairment and other asset charges, net	$2.5	$8.1	$3.2

Restructuring charges by segment are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Infrastructure Solutions	$2.4	$6.2	$2.9
Materials Solutions	0.5	3.6	—
Corporate	—	0.1	—
Total restructuring related charges	$2.9	$9.9	$2.9

Impairment charges by segment are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Infrastructure Solutions	$—	$1.9	$—
Materials Solutions	0.2	(0.2)	0.3
Corporate	—	2.7	—
Total impairment charges	$0.2	$4.4	$0.3

The net gain on sale of property and equipment by segment are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Infrastructure Solutions	$(0.5)	$(1.5)	$—
Materials Solutions	(0.1)	(4.7)	—
Total gain on sale of property and equipment, net	$(0.6)	$(6.2)	$—

Restructuring charges accrued, but not paid, were $1.2 million and $1.1 million as of December 31, 2021 and December 31, 2020, respectively.

In late 2018, it was determined that AMM did not meet the desired performance metrics, and the decision was made to close this site. Documents were filed by the Company in the German court system in December 2018 to begin the process of liquidating AMM. Essentially all of the assets were liquidated prior to December 31, 2019, with the exception of the sale of its land and building, which were included in assets held for sale and valued at $0.3 million in the Consolidated Balance Sheets at December 31, 2019 and sold in January 2020. Losses on the liquidation are included in "Restructuring, impairment and other asset charges, net" in the Consolidated Statement of Operations for the year ended December 31, 2020. The sale of AMM's land and building was completed in January 2020 and the resulting gain on sale of fixed assets of $0.7 million was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the first quarter of 2020.

On October 21, 2019, the Company announced the closing of its Albuquerque, New Mexico location. The decision to close the site was based in part on market conditions and manufacturing facility underutilization. The marketing and manufacturing of products previously produced by the site were transferred to other Company facilities. The site was closed as of March 31, 2020. The site's land, building and leasehold improvements, which were included in assets held for sale and valued at $2.8 million in the Consolidated Balance Sheets as of December 31, 2019, were sold in the third quarter of 2020 for $3.2 million. The resulting $0.4 million gain was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the third quarter of 2020.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location were impaired and discontinued. The remaining assets were sold in the third quarter of 2020 for $1.1 million, which is reported in "Other (expenses) income, net" in the Consolidated Statements of Operations. Additional restructuring costs of $0.7 million were incurred during 2021. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020.

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020, and the sale of the land and building for $8.5 million was completed in December 2020. The Company recorded a gain on the sale of $4.7 million, which was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the fourth quarter of 2020. Charges primarily related to production facility transition activities of $0.6 million were incurred during 2021.

In October 2020, the Company closed a transaction for the sale of water well assets of the Company's Enid location, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation is included in "Other current liabilities" in the Consolidated Balance Sheets at December 31, 2020. The Company recorded a $0.5 million gain on the sale of this business in the fourth quarter of 2020 in "Other (expenses) income, net" in the Consolidated Statements of Operations.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of the Tacoma product lines to other facilities within the Infrastructure Solutions segment is expected to be completed during early 2022. In conjunction with this action, the Company recorded $0.9 million of restructuring related charges during the fourth quarter of 2020 in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. Additional restructuring charges of $1.6 million were incurred during 2021 primarily associated with severance and retention costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The remaining information required by this Item 10 will be included in our 2022 Definitive Proxy Statement for our Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Atlanta, Georgia, Auditor Firm ID: 185

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Report and are filed as a part hereof:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

(b)    The following Exhibits are incorporated by reference into or are filed with this Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
3.1	Amended and Restated Charter of the Company, adopted on April 28, 1986 and amended on September 7, 1988, May 31, 1989 and January 15, 1999		10-Q	9/30/2011	11/9/2011
3.2	Amended and Restated Bylaws of the Company, adopted on March 14, 1990 and amended on July 29, 1993, July 26, 2007, July 23, 2008 and July 25, 2019		10-Q	6/30/2019	8/7/2019
10.1	Amended and Restated Credit Agreement, dated as of April 12, 2012, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association		10-Q	3/31/2012	5/10/2012
10.2	First Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2017, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association		10-Q	3/31/2017	5/8/2017
10.3	Second Amendment to Amended and Restate Credit Agreement, effective February 26, 2019		10-K	12/31/2018	3/18/2019
10.4	Astec Industries, Inc. 1998 Long-Term Incentive Plan*		DEF 14A		3/23/1998
10.5	Astec Industries, Inc. 2011 Incentive Plan*		DEF 14A		3/4/2011
10.6	Astec Industries, Inc. 2021 Equity Incentive Plan*		DEF 14A		3/18/2021
10.7	Astec Industries, Inc. Executive Change in Control Severance Plan, effective July 28, 2016*		10-Q	6/30/2016	8/5/2016
10.8	Form of Severance Agreement between Astec Industries, Inc. and President & Chief Executive Officer*		8-K	1/5/2022	1/5/2022
10.9	Form of Severance Agreement between Astec Industries, Inc. and Certain Officers other than the President & Chief Executive Officer*		8-K	1/5/2022	1/5/2022
10.10	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996*		10-K	12/31/1995	3/15/1996
10.11	Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009*		10-K	12/31/2008	2/27/2009
10.12	Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016*		10-K	12/31/2016	3/1/2017
10.13	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021*		10-Q	3/31/2021	5/6/2021
10.14	Form of Restricted Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.15	Form of Performance Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.	X
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022

ASTEC INDUSTRIES, INC. (Registrant)

/s/ Barry A. Ruffalo
Barry A. Ruffalo, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Barry A. Ruffalo	President and Chief Executive Officer and Director	February 28, 2022
Barry A. Ruffalo	(Principal Executive Officer)

/s/ Rebecca A. Weyenberg	Chief Financial Officer	February 28, 2022
Rebecca A. Weyenberg	(Principal Financial Officer)

/s/ Jamie E. Palm	Vice President, Chief Accounting Officer and Corporate Controller	February 28, 2022
Jamie E. Palm	(Principal Accounting Officer)

/s/ William D. Gehl	Director and Chairman of the Board	February 28, 2022
William D. Gehl

/s/ James B. Baker	Director	February 28, 2022
James B. Baker

/s/ Tracey H. Cook	Director	February 28, 2022
Tracey H. Cook

/s/ William G. Dorey	Director	February 28, 2022
William G. Dorey

/s/ Mary L. Howell	Director	February 28, 2022
Mary L. Howell

/s/ Charles F. Potts	Director	February 28, 2022
Charles F. Potts

/s/ William B. Sansom	Director	February 28, 2022
William B. Sansom

/s/ William Bradley Southern	Director	February 28, 2022
William Bradley Southern

/s/ Glen E. Tellock	Director	February 28, 2022
Glen E. Tellock