Form 10-Q
period 2022-03-31
ASTEC INDUSTRIES INC
filed 2022-05-05
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 29, 2022, there were 22,842,202 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$111.7	$134.4
Investments	6.1	8.6
Trade receivables and contract assets, net of allowance for credit losses of $2.5 and $2.3, respectively	137.9	141.7
Other receivables, net of allowance for credit losses of $0.7, respectively	4.8	3.5
Inventories	352.9	298.7
Prepaid and refundable income taxes	16.5	20.5
Prepaid expenses and other assets	25.3	23.5
Assets held for sale	20.5	5.1
Total current assets	675.7	636.0
Property and equipment, net of accumulated depreciation of $247.2 and $248.0, respectively	164.0	171.7
Investments	13.8	12.2
Goodwill	38.2	38.6
Intangible assets, net of accumulated amortization of $39.9 and $38.1, respectively	21.0	22.7
Deferred income tax assets	20.7	16.2
Other long-term assets	10.0	8.4
Total assets	$943.4	$905.8
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.1
Short-term debt	4.9	2.6
Accounts payable	99.7	82.2
Customer deposits	69.8	60.2
Accrued product warranty	11.3	10.5
Accrued payroll and related liabilities	27.4	23.6
Accrued loss reserves	2.2	1.9
Other current liabilities	41.0	42.2
Total current liabilities	256.5	223.3
Long-term debt	0.2	0.2
Deferred income tax liabilities	1.2	1.4
Other long-term liabilities	28.1	29.6
Total liabilities	286.0	254.5
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,837,047 as of March 31, 2022 and 22,767,052 as of December 31, 2021	4.6	4.5
Additional paid-in capital	131.1	130.6
Accumulated other comprehensive loss	(28.3)	(32.4)
Company stock held by deferred compensation programs, at cost	(1.2)	(1.2)
Retained earnings	550.6	549.3
Shareholders' equity	656.8	650.8
Noncontrolling interest	0.6	0.5
Total equity	657.4	651.3
Total liabilities and equity	$943.4	$905.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$291.2	$284.4
Cost of sales	225.1	216.2
Gross profit	66.1	68.2
Selling, general and administrative expenses	52.7	51.7
Research and development expenses	7.0	6.3
Restructuring, impairment and other asset charges, net	1.0	0.7
Income from operations	5.4	9.5
Other income:
Interest expense	(0.4)	(0.2)
Interest income	0.2	0.1
Other expenses, net	(0.2)	(0.1)
Income from operations before income taxes	5.0	9.3
Income tax provision	0.9	0.8
Net income	4.1	8.5
Net (income) loss attributable to non-controlling interest	—	—
Net income attributable to controlling interest	$4.1	$8.5
Per share data:
Earnings per common share - Basic	$0.18	$0.38
Earnings per common share - Diluted	$0.18	$0.37
Weighted average shares outstanding - Basic	22,782,476	22,633,457
Weighted average shares outstanding - Diluted	22,904,167	22,874,810
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$4.1	$8.5
Other comprehensive income (loss):
Foreign currency translation adjustments	4.2	(0.8)
Other comprehensive income (loss)	4.2	(0.8)
Comprehensive income	8.3	7.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1
Comprehensive income attributable to controlling interest	$8.2	$7.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4.1	$8.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6.7	7.6
Provision for credit losses	0.6	0.3
Provision for warranties	3.2	2.7
Deferred compensation (benefit) expense	(0.8)	0.7
Share-based compensation	1.8	1.4
Deferred tax (benefit) provision	(4.0)	0.8
Gain on disposition of property and equipment	—	(0.1)
Distributions to deferred compensation programs' participants	(0.1)	(0.3)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Sale (purchase) of trading securities, net	0.6	(1.4)
Receivables and other contract assets	5.3	(26.4)
Inventories	(53.7)	5.3
Prepaid expenses	(1.0)	0.7
Other assets	(1.4)	(1.2)
Accounts payable	17.3	15.8
Accrued loss reserves	(0.2)	0.1
Accrued payroll and related expenses	3.6	2.6
Other accrued liabilities	(2.9)	(0.3)
Accrued product warranty	(2.4)	(2.1)
Customer deposits	9.3	(0.9)
Income taxes payable/prepaid	4.4	0.8
Net cash (used in) provided by operating activities	(9.6)	14.6
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	0.1
Price adjustment on prior sale of subsidiary	—	(1.1)
Expenditures for property and equipment	(11.6)	(3.3)
Proceeds from sale of property and equipment	0.2	1.4
Purchase of investments	(0.3)	(0.2)
Sale of investments	—	0.1
Net cash used in investing activities	(11.7)	(3.0)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Payment of dividends	(2.8)	(2.5)
Borrowings under bank loans	5.4	2.0
Repayment of bank loans	(3.6)	(2.3)
Sale of Company stock by deferred compensation programs, net	—	0.2
Withholding tax paid upon vesting of share-based compensation awards	(1.3)	(3.0)
Net cash used in financing activities	(2.3)	(5.6)
Effect of exchange rates on cash	0.9	—
(Decrease) increase in cash and cash equivalents and restricted cash	(22.7)	6.0
Cash and cash equivalents and restricted cash, beginning of period	134.4	158.6
Cash and cash equivalents and restricted cash, end of period	$111.7	$164.6

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$0.1	$0.1
Income taxes paid	$0.4	$0.2

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.9	$0.2

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.4	$0.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$543.7	$0.5	$641.5
Net income	—	—	—	—	—	8.5	—	8.5
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$549.7	$0.4	$645.3
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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net (income) loss attributable to non-controlling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder, which is undergoing a judicial reorganization in Brazil, to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, inventory net realizable value, self-insurance loss reserves, share-based compensation and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The COVID-19 pandemic and its contributory impacts on the economy have resulted in uncertainties in the Company's business, which may result in actual results differing from those estimates. As a result, the Company's accounting estimates and assumptions may change over time in response to COVID-19 and its contributory impacts. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities and incremental credit losses on receivables, among other issues. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

As discussed in Note 2. Immaterial Error Correction, the Company identified certain immaterial errors during the first quarter of 2022 for which the prior period and all relevant footnotes to the consolidated financial statements in this Form 10-Q have been revised to reflect the corrected balances.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, the financial

INDEX
position as of March 31, 2022 and December 31, 2021 and the cash flows for the three months ended March 31, 2022 and 2021, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832)", which aims to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. The new guidance requires expanded disclosure about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This new standard was effective for the Company on January 1, 2022. Availability of government assistance has typically been limited. The Company did not receive any government assistance in 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", which provides optional guidance for a limited period of time to ease the potential burden in accounting (or recognizing the effects of) reference rate reform on financial reporting. This was in response to stakeholders raising certain operational challenges likely to arise in accounting for contract modifications and hedge accounting because of reference rate reform. Some of those challenges relate to the significant volume of contracts and other arrangements, such as debt agreements, lease agreements and derivative instruments, which will be modified to replace references to discontinued rates with references to replacement rates. For accounting purposes, such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. Stakeholders indicated that due to the significant volume of affected contracts and other arrangements, together with a compressed time frame for making contract modifications, the application of existing accounting standards on assessing modifications versus extinguishments could be costly and burdensome. In addition, stakeholders indicated that financial reporting results should reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The amendments are elective and are effective upon issuance through December 31, 2022. The Company intends to apply this guidance if modifications of its contracts that include LIBOR occur, which is not expected to have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on future acquisitions and may elect to early adopt, but has not yet finalized that election.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

Note 2. Immaterial Error Correction

During the first quarter of 2022, the Company identified errors in its previously issued financial statements related to an overstatement of work-in-process inventory that mainly accumulated over the periods from 2018 through 2021 thereby understating "Cost of sales" in those periods and an overstatement of "Net sales" and "Cost of sales" as well as impacts to certain consolidated balance sheet financial statement line items as a result of over-time revenue recognition calculation errors at one of the Company's sites which impacted the second, third and fourth quarters of 2021.

The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. To reflect the correction of the above errors, the Company is revising the previously issued consolidated financial statements for the three months ended March 31, 2021 in this Form 10-Q. The Company is also disclosing the impact of the revisions on the previously filed unaudited consolidated financial statements for the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021 as well as the previously filed audited year ended periods as of December 31, 2021 and 2020 and the opening balance sheet equity impact for December 31, 2019. As a result, the Company has corrected the misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

INDEX
Balance Sheet

	December 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Trade receivables and contract assets, net	$144.1	$(2.4)	$141.7
Inventories	303.0	(4.3)	298.7
Prepaid and refundable income taxes	19.5	1.0	20.5
Total current assets	641.7	(5.7)	636.0
Deferred income tax assets	16.0	0.2	16.2
Total assets	911.3	(5.5)	905.8
Accounts payable	83.5	(1.3)	82.2
Other current liabilities	42.9	(0.7)	42.2
Total current liabilities	225.3	(2.0)	223.3
Total liabilities	256.5	(2.0)	254.5
Retained earnings	552.8	(3.5)	549.3
Shareholders' equity	654.3	(3.5)	650.8
Total equity	654.8	(3.5)	651.3
Total liabilities and equity	911.3	(5.5)	905.8

Statement of Operations

	Three Months Ended March 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Cost of sales	$215.9	$0.3	$216.2
Gross profit	68.5	(0.3)	68.2
Income from operations	9.8	(0.3)	9.5
Income from operations before income taxes	9.6	(0.3)	9.3
Income tax provision	0.9	(0.1)	0.8
Net income	8.7	(0.2)	8.5
Net income attributable to controlling interest	8.7	(0.2)	8.5
Per share data:
Earnings per common share - Basic	0.38	—	0.38
Earnings per common share - Diluted	0.38	0.01	0.37

INDEX

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$278.0	$(0.4)	$277.6	$562.4	$(0.4)	$562.0
Cost of sales	211.0	0.5	211.5	426.9	0.8	427.7
Gross profit	67.0	(0.9)	66.1	135.5	(1.2)	134.3
Income from operations	11.2	(0.9)	10.3	21.0	(1.2)	19.8
Income from operations before income taxes	11.3	(0.9)	10.4	20.9	(1.2)	19.7
Income tax provision	2.3	(0.2)	2.1	3.2	(0.3)	2.9
Net income	9.0	(0.7)	8.3	17.7	(0.9)	16.8
Net income attributable to controlling interest	9.0	(0.7)	8.3	17.7	(0.9)	16.8
Per share data:
Earnings per common share - Basic	0.40	0.04	0.36	0.78	0.04	0.74
Earnings per common share - Diluted	0.39	0.03	0.36	0.77	0.04	0.73

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$267.0	$(0.1)	$266.9	$829.4	$(0.5)	$828.9
Cost of sales	204.7	0.3	205.0	631.6	1.1	632.7
Gross profit	62.3	(0.4)	61.9	197.8	(1.6)	196.2
Income from operations	6.7	(0.4)	6.3	27.7	(1.6)	26.1
Income from operations before income taxes	6.5	(0.4)	6.1	27.4	(1.6)	25.8
Income tax provision	(2.8)	(0.1)	(2.9)	0.4	(0.4)	—
Net income	9.3	(0.3)	9.0	27.0	(1.2)	25.8
Net income attributable to controlling interest	9.3	(0.3)	9.0	27.0	(1.2)	25.8
Per share data:
Earnings per common share - Basic	0.41	0.01	0.40	1.19	0.05	1.14
Earnings per common share - Diluted	0.41	0.02	0.39	1.18	0.05	1.13

INDEX

	Year Ended December 31, 2021			Year Ended December 31, 2020
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$1,097.2	$(1.7)	$1,095.5	$1,024.4	$—	$1,024.4
Cost of sales	845.5	1.0	846.5	784.3	1.2	785.5
Gross profit	251.7	(2.7)	249.0	240.1	(1.2)	238.9
Income from operations	22.1	(2.7)	19.4	43.0	(1.2)	41.8
Income from operations before income taxes	16.5	(2.7)	13.8	45.7	(1.2)	44.5
Income tax provision	(1.4)	(0.7)	(2.1)	(1.2)	(0.3)	(1.5)
Net income	17.9	(2.0)	15.9	46.9	(0.9)	46.0
Net income attributable to controlling interest	17.8	(2.0)	15.8	46.9	(0.9)	46.0
Per share data:
Earnings per common share - Basic	0.78	0.08	0.70	2.08	0.04	2.04
Earnings per common share - Diluted	0.78	0.09	0.69	2.05	0.04	2.01

Statements of Comprehensive Income

	Three Months Ended March 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Net income	$8.7	$(0.2)	$8.5
Comprehensive income	7.9	(0.2)	7.7
Comprehensive income attributable to controlling interest	8.0	(0.2)	7.8

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$9.0	$(0.7)	$8.3	$17.7	$(0.9)	$16.8
Comprehensive income	13.1	(0.7)	12.4	21.0	(0.9)	20.1
Comprehensive income attributable to controlling interest	13.2	(0.7)	12.5	21.0	(0.9)	20.1

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$9.3	$(0.3)	$9.0	$27.0	$(1.2)	$25.8
Comprehensive income	4.8	(0.3)	4.5	25.8	(1.2)	24.6
Comprehensive income attributable to controlling interest	4.9	(0.3)	4.6	25.9	(1.2)	24.7

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$17.9	$(2.0)	$15.9	$46.9	$(0.9)	$46.0
Comprehensive income	18.9	(2.0)	16.9	45.2	(0.9)	44.3
Comprehensive income attributable to controlling interest	18.9	(2.0)	16.9	45.2	(0.9)	44.3

INDEX
Statement of Cash Flow

	Three Months Ended March 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Net income	$8.7	$(0.2)	$8.5
Inventories	5.0	0.3	5.3
Income taxes payable/prepaid	0.9	(0.1)	0.8

	Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Net income	$17.7	$(0.9)	$16.8
Receivables and other contract assets	(32.9)	0.4	(32.5)
Inventories	(7.4)	0.8	(6.6)
Income taxes payable/prepaid	(7.0)	(0.3)	(7.3)

	Nine Months Ended September 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Net income	$27.0	$(1.2)	$25.8
Receivables and other contract assets	(31.3)	1.1	(30.2)
Inventories	(33.4)	1.1	(32.3)
Other accrued liabilities	10.3	(0.6)	9.7
Income taxes payable/prepaid	(5.7)	(0.4)	(6.1)

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$17.9	$(2.0)	$15.9	$46.9	$(0.9)	$46.0
Receivables and other contract assets	(30.8)	2.4	(28.4)	12.2	—	12.2
Inventories	(53.8)	2.3	(51.5)	44.7	1.2	45.9
Accounts payable	30.8	(1.3)	29.5	(8.6)	—	(8.6)
Other accrued liabilities	(0.7)	(0.7)	(1.4)	9.8	—	9.8
Income taxes payable/prepaid	(13.6)	(0.7)	(14.3)	16.0	(0.3)	15.7

INDEX
Statement of Equity

	As Previously Reported	Adjustment	As Revised
Balance, December 31, 2019
Retained Earnings	$508.3	$(0.6)	$507.7
Total Equity	602.4	(0.6)	601.8

Balance, December 31, 2020
Retained Earnings	545.2	(1.5)	543.7
Total Equity	643.0	(1.5)	641.5

Balance, March 31, 2021
Retained Earnings	551.4	(1.7)	549.7
Total Equity	647.0	(1.7)	645.3

Balance, June 30, 2021
Retained Earnings	557.9	(2.4)	555.5
Total Equity	659.3	(2.4)	656.9

Balance, September 30, 2021
Retained Earnings	564.7	(2.7)	562.0
Total Equity	663.1	(2.7)	660.4

Balance, December 31, 2021
Retained Earnings	552.8	(3.5)	549.3
Total Equity	654.8	(3.5)	651.3

Note 3. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values.

Inventories consist of the following:

(in millions)	March 31, 2022	December 31, 2021
Raw materials and parts	$246.9	$216.1
Work-in-process	71.5	50.4
Finished goods	32.1	28.9
Used equipment	2.4	3.3
Total	$352.9	$298.7

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

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2022 and December 31, 2021 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.8	$—	$4.8
Preferred stocks	0.3	—	0.3
Equity funds	1.2	—	1.2
Trading debt securities:
Corporate bonds	4.4	—	4.4
Municipal bonds	—	0.1	0.1
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	5.0	5.0
Other	1.7	0.9	2.6
Total financial assets	$13.9	$6.0	$19.9
Financial liabilities:
Derivative financial instruments	$—	$0.3	$0.3
Deferred compensation programs' liabilities	—	6.3	6.3
Total financial liabilities	$—	$6.6	$6.6

INDEX

	December 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	3.0	—	3.0
Trading debt securities:
Corporate bonds	3.3	—	3.3
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	3.5	3.5
Other	3.1	1.0	4.1
Derivative financial instruments	—	0.1	0.1
Total financial assets	$16.1	$4.8	$20.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$7.2	$7.2
Total financial liabilities	$—	$7.2	$7.2

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Reserve balance, beginning of the period	$10.5	$10.3
Warranty liabilities accrued	3.2	2.7
Warranty liabilities settled	(2.4)	(2.1)
Reserve balance, end of the period	$11.3	$10.9

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $5.7 million and $5.8 million at March 31, 2022 and December 31, 2021 respectively, of which $3.5 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.
Note 7. Income Taxes

For the three months ended March 31, 2022, the Company recorded an income tax expense of $0.9 million, reflecting a 18.0% effective tax rate, compared to a $0.8 million income tax expense for the three months ended March 31, 2021, reflecting a 8.6% effective tax rate. The income tax expense for three months ended March 31, 2022 was higher compared to the same period in 2021 primarily due to lower net discrete benefits from the vesting of employee shared-based compensation awards offset by an increased net benefit for foreign-derived income.

The Company's recorded liability for uncertain tax positions was $11.1 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively. The increase is the result of $0.3 million of incremental reserves associated with a higher research and development credit for 2022. The Company does not anticipate a significant change in unrecognized tax benefits

INDEX
due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of March 31, 2022, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.5 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively. These arrangements expire at various dates through June 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.2 million for 2022), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.0 million and $1.1 million related to these guarantees which were included in "Other current liabilities" in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $2.5 million as of March 31, 2022. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of March 31, 2022. As of March 31, 2022, the Company's foreign subsidiaries are contingently liable for a total of $2.5 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $7.9 million as of March 31, 2022.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action was styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and sought monetary damages on behalf of the purported class. The Company disputed these allegations and filed a motion to dismiss the lawsuit on October 25, 2019. On February 19, 2021, the motion to dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. On June 4, 2021, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued its opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States District Court for the Eastern District of Tennessee for proceedings consistent with the opinion.

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

INDEX
The Company is subject to various claims and legal proceedings in the ordinary course of its business. If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either: (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter.

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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three month periods ended March 31, 2022 and 2021 (excluding intercompany sales):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$95.2	$45.6	$140.8	$99.2	$41.8	$141.0
Parts and component sales	56.4	20.8	77.2	51.9	17.7	69.6
Service and equipment installation revenue	6.7	0.2	6.9	5.8	0.1	5.9
Used equipment sales	1.7	—	1.7	2.9	—	2.9
Freight revenue	6.6	1.6	8.2	5.6	1.5	7.1
Other	0.1	(0.4)	(0.3)	(0.4)	(0.5)	(0.9)
Total domestic revenue	166.7	67.8	234.5	165.0	60.6	225.6

Net Sales-International:
Equipment sales	16.6	14.7	31.3	21.3	12.8	34.1
Parts and component sales	12.3	9.7	22.0	13.1	7.7	20.8
Service and equipment installation revenue	1.2	0.7	1.9	1.0	0.5	1.5
Used equipment sales	0.2	0.5	0.7	0.1	0.8	0.9
Freight revenue	0.5	0.3	0.8	0.8	0.3	1.1
Other	—	—	—	0.2	0.2	0.4
Total international revenue	30.8	25.9	56.7	36.5	22.3	58.8
Total net sales	$197.5	$93.7	$291.2	$201.5	$82.9	$284.4

INDEX
Sales into major geographic regions were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
United States	$234.5	$225.6
Canada	14.2	17.3
Australia	10.2	8.8
Africa	9.1	8.3
Europe	5.4	10.5
South America	5.2	4.5
Asia	4.0	1.3
Brazil	3.8	4.2
Central America	2.6	1.2
Mexico	0.7	2.4
Other	1.5	0.3
Total foreign	56.7	58.8
Total net sales	$291.2	$284.4

As of March 31, 2022, the Company had contract assets of $3.9 million and contract liabilities, excluding customer deposits, of $3.8 million, including $2.5 million of deferred revenue related to extended warranties. As of December 31, 2021, the Company had contract assets of $3.2 million and contract liabilities, excluding customer deposits, of $5.6 million, including $2.7 million of deferred revenue related to extended warranties.

Note 10. Segment Information

The Company has two reportable segments, each of which comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's India and Thailand sites have changed reportable segments beginning January 1, 2022. The India site was previously incorporated into the Materials Solutions segment and has moved to the Infrastructure Solutions segment while the Thailand site, which was previously included in the Infrastructure Solutions segment has moved to the Materials Solutions segment.

Beginning January 1, 2022, the measure of segment profit or loss used by the Company's Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments changed to Segment Operating Adjusted EBITDA. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and are not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

Prior periods have been revised to reflect both the segment composition change and the segment profit or loss metric noted above for comparability.

During the first quarter of 2022, the Company revised the allocation of certain of its functional expenses between the Corporate category and the reportable segments primarily related to the Company's annual incentive compensation. Prior periods have not been revised for this change.

A brief description of each segment is as follows:

Infrastructure Solutions – The Infrastructure Solutions segment comprises 11 active sites and designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt producers, highway and heavy equipment contractors, ready mix concrete producers, contractors in the construction and demolition recycling markets and domestic and foreign governmental agencies.

INDEX
Materials Solutions – The Materials Solutions segment comprises nine active sites and designs and manufactures heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations with the AME and Thailand sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

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

Segment Information:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate	Total	Infrastructure Solutions	Materials Solutions	Corporate	Total
Revenues from external customers	$197.5	$93.7	$—	$291.2	$201.5	$82.9	$—	$284.4
Intersegment sales	1.1	9.7	—	10.8	0.7	5.7	—	6.4
Segment Operating Adjusted EBITDA	16.4	12.2	(9.8)	18.8	26.2	9.7	(15.0)	20.9

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Reconciliation to total consolidated net income attributable to controlling interest
Segment Operating Adjusted EBITDA	$18.8	$20.9
Adjustments:
Transformation program	(5.3)	(3.2)
Facility closures and reduction in force	(1.0)	(0.8)
Gain on sale of property, equipment and business, net	—	0.1
Transaction costs	(0.6)	—
Interest expense, net	(0.2)	(0.1)
Depreciation and amortization	(6.7)	(7.6)
Income tax provision	(0.9)	(0.8)
Total consolidated net income attributable to controlling interest	$4.1	$8.5

Note 11. Strategic Transformation and Restructuring and Other Asset Charges

The Company's Simplify, Focus and Grow Strategic Transformation ("SFG") initiative, which began in 2019, generally includes facility rationalization, asset impairment, workforce reduction, the associated costs of organizational integration activities and strategic transformational initiatives. As part the SFG initiative several strategic decisions have been made to divest of underperforming manufacturing sites or product lines, including to close certain of its subsidiaries, close and sell its manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets, which are included in "Restructuring, impairment and other asset charges, net" on the Company's Consolidated Statements of Operations.

In addition, the Company also has a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across the global organization underway, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and

INDEX
customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees.

In addition, beginning in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for the Company's other manufacturing facilities.

Costs incurred of $5.3 million and $3.2 million related to these strategic transformational initiatives in the three months ended March 31, 2022 and March 31, 2021, respectively, are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring and the net gain on sale of property and equipment are presented below:

	Three Months Ended March 31,
(in millions)	2022	2021
Restructuring charges:
Costs associated with closing Tacoma	$0.8	$0.4
Costs associated with closing Enid	0.2	—
Costs associated with closing Mequon	—	0.4
Total restructuring related charges	1.0	0.8

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	(0.1)
Total gain on sale of property and equipment, net	—	(0.1)

Restructuring, impairment and other asset charges, net	$1.0	$0.7

Restructuring charges by segment are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Infrastructure Solutions	$1.0	$0.4
Materials Solutions	—	0.4
Total restructuring related charges	$1.0	$0.8

The net gain on sale of property and equipment by segment are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Infrastructure Solutions	$—	$(0.1)
Total gain on sale of property and equipment, net	$—	$(0.1)

Restructuring charges accrued, but not paid, were $0.4 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million and $0.4 million of restructuring related charges during the three month periods ended March 31, 2022 and 2021, respectively, in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Company recorded the Tacoma facility's land, building and certain equipment

INDEX
assets of $15.4 million, which are currently being marketed for sale, as held for sale at March 31, 2022 in its Consolidated Balance Sheets.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location were impaired and discontinued. Additional restructuring costs of $0.2 million were incurred during the three months ended March 31, 2022. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

In October 2020, the Company closed a transaction for the sale of water well assets of the Company's Enid, Oklahoma location, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation was settled in the first quarter of 2021.

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020. Charges primarily related to inventory relocation and integration activities of $0.4 million were incurred during the three months ended March 31, 2021.

Note 12. Earnings Per Common Share

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2022	2021
Denominator:
Denominator for basic earnings per common share	22,782,476	22,633,457
Effect of dilutive securities	121,691	241,353
Denominator for diluted earnings per common share	22,904,167	22,874,810
Note 13. Subsequent Event

In April 2022, the Company acquired Canada-headquartered MINDS Automation Group, Inc., a leader in plant automation control systems and cloud-based data management in the asphalt industry. The total cash consideration payable to the selling shareholders was $18.2 million, subject to a customary purchase price adjustment for cash, indebtedness and net working capital and was funded from cash on hand. The acquisition is not expected to be material to the Company's Consolidated Statements of Operations.

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

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

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

See Note 10. "Segment Information," of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable segments.

Executive Summary

Highlights of our financial results for the three months ended March 31, 2022 as compared to the same period of the prior year include the following:

•Net sales were $291.2 million, an increase of 2.4%

•Gross profit was $66.1 million, a decrease of 3.1%

•Income from operations decreased $4.1 million to $5.4 million

•Net income attributable to Astec decreased to $4.1 million, or 51.8%

•Diluted earnings per share were $0.18, a decrease of 51.4%

INDEX
During the first quarter of 2022, we identified errors in our previously issued financial statements and based on a quantitative and qualitative assessment determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. To reflect the correction of the above errors, we have revised the previously issued consolidated financial statements and prior period information included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

See Note 2. Immaterial Error Correction of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the revision impact on the prior period.

Significant Items Impacting Operations in 2022

Simplify, Focus and Grow Strategic Transformation ("SFG") – Our ongoing strategic transformation initiative focused on implementing new business strategies and a new operating structure is concentrated on aligning our operations under the OneASTEC business model with the strategic pillars of Simplify, Focus and Grow. SFG is a multi-year program with the primary goals of optimizing our manufacturing footprint and centralizing our business into common platforms and operating models to reduce complexity and cost, improve productivity and embed continuous improvement in our processes. These efforts are considered critical to enabling us to operate competitively and supporting future growth, which are expected to broadly benefit our customers, partners, employees and shareholders. Currently, we have two elements of the SFG program in operation, which include the implementation of a standardized enterprise resource planning ("ERP") system and a gross margin-generating lean manufacturing initiative.

Our multi-year phased implementation of a standardized ERP system across our global organization will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and has required, and will continue to require, substantial time and attention of management and key employees. We expect to complete the ERP global design in 2022 and convert the operations of one site in 2023 to set the foundation before accelerating the implementation at additional sites.

Beginning in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Costs incurred, during the three months ended March 31, 2022 and March 31, 2021, were $5.3 million and $3.2 million, respectively, which represent costs directly associated with the SFG initiative and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

COVID-19 Pandemic – The COVID-19 pandemic has caused significant disruptions to national and global economies and to our business. Our business has been significantly affected by the contributory effects of the pandemic such as fluctuations in demand for our products, material price increases, increased shipping costs and lead times from production materials, supplies and parts, labor shortages and increased labor costs. These trends continue to impact our business today and may continue to impact our business in the near-term. Furthermore, while our business operations were fully operational during the first quarter of 2022, they were not at optimal manufacturing efficiency due to a spike in the COVID-19 omicron variant impacting our labor force.

The COVID-19 pandemic and its contributory effect on the economy may continue to negatively disrupt our business and results of operations in the future. The ongoing impact of the COVID-19 pandemic on our operations and the markets we serve remains uncertain due to constantly evolving developments and cannot be accurately predicted.

Tacoma Site Closure - In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. We recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being marketed for sale, as held for sale at March 31, 2022 in our Consolidated Balance Sheets.

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

INDEX
We experienced continual strengthening of our backlog of orders throughout 2021, which has grown again during the first quarter of 2022 in both the Infrastructure Solutions and Materials Solutions segments. The backlog of orders as of March 31, 2022 was $834.7 million compared to $420.8 million as of March 31, 2021, an increase of $413.9 million or 98.4%. Increased orders are driven by (i) continuation of the pent-up demand experienced in 2021, (ii) both customer retail and dealer inventory replenishment following economic uncertainty as a result of COVID-19 and (iii) the infrastructure investment by the United States' government under the Infrastructure Investment and Jobs Act ("IIJA") enacted in November 2021. In addition, we are continuing to experience constrained production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices have increased throughout the prior year, its price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, including the ongoing impact of the conflict in Ukraine, we expect prices will continue to increase in 2022.

Steel is a major component of our equipment. With a drop in supply, similar to oil, steel prices increased throughout the prior year. As a result, we have experienced a rising cost of steel. We anticipate that steel demand will remain strong throughout 2022, bolstered by the IIJA domestically and impacted by international production capacity being restricted by the conflict in Ukraine. However, we expect new steelmaking capacity to enter the market during 2022 that will move us towards a more historical balance of supply and demand, thus slowing the pace of price inflation we have recently experienced. In response to these factors, we continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Ongoing constraints in the supply of certain steel products will continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the recent volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all of the increases in steel costs to our customers, which negatively impacts our gross profit.

We actively manage our global supply chain for any identified constraints and volatility. Challenges related to our supply chain, including potential labor shortages at our vendors and logistics partners and the availability of shipping containers, cargo ships and unloading space, have continued to drive increased lead times and expenses for certain components used in our manufacturing processes. We cannot estimate the full impact that any future disruptions might have on our operations. We continually monitor potential future supply costs and availability.

In addition, we have experienced a shortage of necessary production personnel and increasing labor costs to attract staff in our manufacturing operations. Furthermore, we experienced a spike in the COVID-19 omicron variant impacting our labor force in December 2021 and in the beginning of the first quarter. This has resulted in a variety of challenges in running our operations efficiently to meet strong customer demand. We continue to adjust our production schedules and manufacturing workload distribution, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. Backlog fulfillment times from the initial order to completing the contracted sale vary and can extend past twelve months with the growth we have experienced in the backlog. For this reason, we have limitations on our ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. Through our operational excellence initiatives, we also strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations

Net Sales

Net sales increased $6.8 million or 2.4% to $291.2 million in the first quarter of 2022 from $284.4 million in the first quarter of 2021. The increase was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) parts

INDEX
and component sales of $8.6 million, (ii) service and equipment installation revenue of $1.4 million and (iii) freight revenue of $0.9 million partially offset by decreased equipment sales of $2.3 million and $1.6 million in lower used equipment sales. Sales reported by our foreign subsidiaries in U.S. dollars for the first quarter of 2022 would have been $1.7 million higher had foreign exchange rates been the same as 2021 rates.

Domestic sales for the first quarter of 2022 were $234.5 million or 80.5% of net sales compared to $225.6 million or 79.3% of net sales for 2021, an increase of $8.9 million or 3.9%. Domestic sales increased primarily due to: (i) $7.6 million higher parts and component sales, (ii) $1.1 million higher service and equipment installation revenue and (iii) $1.1 million higher freight revenue. These increases were partially offset by lower used equipment sales of $1.3 million.

International sales for the first quarter of 2022 were $56.7 million or 19.5% of net sales compared to $58.8 million or 20.7% of net sales for 2021, a decrease of $2.1 million or 3.6%. International sales decreased primarily due to $3.0 million lower equipment sales partially offset by $1.1 million increased parts and component sales.

Gross Profit

Consolidated gross profit for the first quarter of 2022 was $66.1 million or 22.7% of net sales as compared to $68.2 million or 24.0% of net sales for the first quarter of 2021, a decrease of $2.1 million or 3.1%. The decrease was primarily driven by the impact of inflation on materials, labor and overhead of $25.5 million, partially offset by the impact of net favorable volume, pricing and mix that generated $23.7 million higher gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2022 were $52.7 million or 18.1% of net sales compared to $51.7 million or 18.2% of net sales for the first quarter of 2021, an increase of $1.0 million, or 1.9%, primarily due to: (i) $2.4 million of exhibit, promotional and travel costs due to the return of in-person industry conferences and business activities, (ii) $2.1 million increased costs related to our SFG transformation program, (iii) increased technology expenses of $0.6 million and (iii) $0.6 million of transaction costs primarily associated with the acquisition of MINDS Automation Group, Inc. ("MINDS") that was completed in April 2022. These increases were partially offset by lower health insurance claims experience of $2.6 million, reduced deferred compensation program cost driven by our stock price changes of $1.6 million and reduced depreciation and amortization expense of $0.9 million.

Income Tax

Our income tax expense for the first quarter of 2022 was $0.9 million compared to $0.8 million for the first quarter of 2021. Our effective income tax rate was 18.0% for the first quarter of 2022 compared to 8.6% for the first quarter of 2021. The income tax expense for 2022 was higher compared to 2021 primarily due to lower net discrete benefits from the vesting of employee shared-based compensation awards offset by an increased net benefit for foreign-derived income.

Backlog

The backlog of orders as of March 31, 2022 was $834.7 million compared to $420.8 million as of March 31, 2021, an increase of $413.9 million or 98.4%. Domestic backlog increased $384.1 million or 119.0% to $707.0 million and international backlog increased $29.8 million or 30.4% to $127.7 million. The backlog increased $263.1 million to $517.7 million in the Infrastructure Solutions segment and increased $150.8 million to $317.0 million in the Materials Solutions segment. Increased orders were driven by (i) continuation of the pent-up demand experienced in 2021, (ii) both customer retail and dealer inventory replenishment following economic uncertainty as a result of COVID-19 and (iii) the infrastructure investment by the United States' government under the IIJA enacted in November 2021.

Segment Net Sales:

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Infrastructure Solutions	$197.5	$201.5	$(4.0)	(2.0)%
Materials Solutions	93.7	82.9	10.8	13.0%

Infrastructure Solutions

Sales in this segment were $197.5 million for the first quarter of 2022 compared to $201.5 million for the same period in 2021, a decrease of $4.0 million or 2.0%. The decrease was primarily driven by unfavorable net volume, pricing and the mix of sales that resulted in lower new and used equipment sales of $8.0 million and $1.2 million, respectively. These decreases were partially offset by higher (i) parts and component sales of $3.6 million, (ii) service and equipment installation sales of $1.1 million and (iii) freight revenue of $0.7 million, respectively.

INDEX

Domestic sales for the Infrastructure Solutions segment increased $1.7 million or 1.0% for the first quarter of 2022 compared to the same period in 2021 primarily due to (i) increased parts and component sales of $4.4 million, (ii) increased freight revenue of $1.0 million and (iii) increased service and equipment installation sales of $0.9 million. These increases were partially offset by lower new and used equipment sales of $3.2 million and $1.3 million, respectively.

International sales for the Infrastructure Solutions segment decreased $5.7 million or 15.6% for the first quarter of 2022 compared to the same period in 2021 primarily due to lower equipment and parts and component sales of $4.8 million and $0.9 million, respectively.

Materials Solutions

Sales in this segment were $93.7 million for the first quarter of 2022 compared to $82.9 million for the same period in 2021, an increase of $10.8 million or 13.0% driven by the favorable impact of volume, pricing and the mix of sales that generated increases in equipment and parts and component sales of $5.7 million and $5.1 million, respectively.

Domestic sales for the Materials Solutions segment increased by $7.2 million or 11.9% for the first quarter of 2022 compared to the same period in 2021 primarily due to increased equipment and parts and component sales of $3.9 million and $3.1 million, respectively.

International sales for the Materials Solutions segment increased $3.6 million or 16.1% for the first quarter of 2022 compared to the same period in 2021 primarily due to increased parts and component and equipment sales of $2.0 million and $1.8 million, respectively.

Segment Operating Adjusted EBITDA:

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. This non-GAAP financial measure can be useful to investors in understanding operating results and the performance of our core business from management's perspective. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and are not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 10. "Segment Information," of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$16.4	$26.2	$(9.8)	(37.4)%
Materials Solutions	12.2	9.7	2.5	25.8%
Corporate	(9.8)	(15.0)	5.2	34.7%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $16.4 million for the first quarter of 2022 compared to $26.2 million for the same period in 2021, a decrease of $9.8 million or 37.4%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from: (i) the impact of higher inflation on materials, labor and overhead costs of $17.3 million, (ii) increased general and administrative costs of $3.5 million and (iii) $0.7 million in manufacturing inefficiencies due to supply chain and logistics disruptions as well as pandemic related labor restrictions. Annual incentive compensation was recorded in Corporate in the prior year period and has been reflected in the Infrastructure Solutions segment in the current year resulting in a $1.5 million impact. These increased costs were partially offset by the impact of favorable volume, pricing and mix that generated $11.7 million higher gross profit.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $12.2 million for the first quarter of 2022 compared to $9.7 million for the same period in 2021, an increase of $2.5 million or 25.8%. The increase in Segment Operating Adjusted EBITDA between periods resulted primarily from the impact of favorable volume, pricing and mix that generated $12.0 million higher gross profit. These increases were partially offset by the impact of higher inflation on materials, labor and overhead costs of $8.2 million and increased general and administrative costs of $1.5 million. Annual incentive compensation was recorded in Corporate in the prior year period and has been reflected in the Materials Solutions segment in the current year resulting in a $0.7 million impact.

Corporate: Corporate operations had net expenses of $9.8 million for the first quarter of 2022 compared to $15.0 million for the first quarter of 2021, a decrease of $5.2 million or 34.7%. The decrease in expenses was driven by lower health insurance claims

INDEX
experience of $2.6 million, $2.2 million of annual incentive compensation that was recorded within the reportable segments in the current year as compared to at Corporate in the prior year period and reduced deferred compensation program cost driven by our stock price changes of $1.6 million. These decreases were partially offset by increases in consultant costs and stock compensation expenses.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. We had $111.4 million of cash and cash equivalents available for operating purposes as of March 31, 2022, of which $21.8 million was held by our foreign subsidiaries. Our future cash requirements include working capital needs, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, we intend to fund other initiatives of our business including the SFG transformation and may identify strategic acquisitions which cash uses are variable in nature.

In April 2022, we acquired MINDS with a total cash consideration payable to the selling shareholders of $18.2 million, subject to adjustment for cash, indebtedness and net working capital and was funded from cash on hand. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

We did not have any outstanding borrowings on the Credit Facility at March 31, 2022 or December 31, 2021. In addition, no borrowings have been made under the Credit Facility during 2022. Our outstanding letters of credit totaling $2.5 million decreased borrowing availability to $147.5 million under the revolving credit facility as of March 31, 2022. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the Credit Facility at March 31, 2022.

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

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of March 31, 2022, open purchase obligations totaled $298.5 million, of which $274.4 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $40 and $50 million for the year ending December 31, 2022, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, and competitive, legislative and regulatory factors, among other considerations.

Cash Flows from Operating Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2022	2021
Net income	$4.1	$8.5	$(4.4)
Deferred compensation (benefit) expense	(0.8)	0.7	(1.5)
Deferred tax (benefit) provision	(4.0)	0.8	(4.8)
Sale (purchase) of trading securities, net	0.6	(1.4)	2.0
Decrease (Increase) in receivables and other contract assets	5.3	(26.4)	31.7
(Increase) decrease in inventories	(53.7)	5.3	(59.0)
Increase in prepaid expenses	(1.0)	0.7	(1.7)
Increase in accounts payable	17.3	15.8	1.5
Increase in accrued payroll and related expenses	3.6	2.6	1.0
Decrease in other accrued liabilities	(2.9)	(0.3)	(2.6)
Increase (decrease) in customer deposits	9.3	(0.9)	10.2
Income taxes payable/prepaid	4.4	0.8	3.6
Other, net	8.2	8.4	(0.2)
Net cash (used in) provided by operating activities	$(9.6)	$14.6	$(24.2)

INDEX
Net cash (used in) provided by operating activities decreased $24.2 million for the first three months of 2022 as compared to the first three months of 2021. The decrease was primarily driven by the increase of inventories on hand due to higher backlog and supply chain logistics challenges of $59.0 million, changes in the deferred tax benefit of $4.8 million and lower net income partially offset by the timing of receivables and other contract assets of $31.7 million and increased customer deposits of $10.2 million associated with increased backlog.

Cash Flows from Investing Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2022	2021
Acquisitions, net of cash acquired	$—	$0.1	$(0.1)
Price adjustment on prior sale of subsidiary	—	(1.1)	1.1
Expenditures for property and equipment	(11.6)	(3.3)	(8.3)
Proceeds from sale of property and equipment	0.2	1.4	(1.2)
Purchase of investments	(0.3)	(0.2)	(0.1)
Sale of investments	—	0.1	(0.1)
Net cash used in investing activities	$(11.7)	$(3.0)	$(8.7)

Net cash used in investing activities increased by $8.7 million for the first three months of 2022 as compared to the same period in 2021 primarily due to increased purchases of property and equipment in the first quarter of 2022 driven by our transformation initiatives.

Cash Flows from Financing Activities:

	Three Months Ended March 31,		Increase / Decrease
(in millions)	2022	2021
Payment of dividends	$(2.8)	$(2.5)	$(0.3)
Borrowings (repayments), net under bank loans	1.8	(0.3)	2.1
Withholding tax paid upon vesting of share-based compensation awards	(1.3)	(3.0)	1.7
Other, net	—	0.2	(0.2)
Net cash used in financing activities	$(2.3)	$(5.6)	$3.3

Net cash used in financing activities decreased by $3.3 million for the first three months of 2022 compared to the same period in 2021 primarily due to increased borrowings under bank loans at our Brazilian site and lower withholding tax payments on the vesting of share-based compensation awards.

Dividends

We paid quarterly dividends of $0.12 and $0.11 per common share to shareholders in the first quarter of 2022 and 2021, respectively.

Financial Condition

Our total current assets increased to $675.7 million as of March 31, 2022 from $636.0 million as of December 31, 2021, an increase of $39.7 million or 6.2%, due primarily to an increase in inventories of $54.2 million and the recording of $15.4 million assets at our Tacoma site as held for sale partially offset by a decrease in cash and cash equivalents of $22.7 million during the first three months of 2022.

Our total current liabilities increased to $256.5 million as of March 31, 2022 from $223.3 million as of December 31, 2021, an increase of $33.2 million, or 14.9%, due primarily to increased accounts payable and customer deposits of $17.5 million and $9.6 million during the first three months of 2022.

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

INDEX
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2021 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal actions arising in the ordinary course of our business. Other than as set forth in Note 8. Commitments and Contingencies, to the unaudited consolidated financial statements and Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.

INDEX
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Severance Agreement between Astec Industries, Inc. and Barry A. Ruffalo dated as of December 31, 2021*	X
10.2	Form of Severance Agreement between Astec Industries, Inc. and Certain Officers other than the President & Chief Executive Officer dated as of December 31, 2021*	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 5, 2022	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)