Form 10-Q
period 2022-06-30
ASTEC INDUSTRIES INC
filed 2022-08-03
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 29, 2022, there were 22,864,911 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$50.6	$134.4
Investments	5.8	8.6
Trade receivables and contract assets, net of allowance for credit losses of $2.0 and $2.3, respectively	160.1	141.7
Other receivables, net of allowance for credit losses of $0.7, respectively	7.4	3.5
Inventories	371.1	298.7
Prepaid and refundable income taxes	18.3	20.5
Prepaid expenses and other assets	27.7	23.5
Assets held for sale	20.5	5.1
Total current assets	661.5	636.0
Property and equipment, net of accumulated depreciation of $238.3 and $248.0, respectively	162.3	171.7
Investments	14.5	12.2
Goodwill	46.0	38.6
Intangible assets, net of accumulated amortization of $41.2 and $38.1, respectively	27.1	22.7
Deferred income tax assets	23.8	16.2
Other long-term assets	14.7	8.4
Total assets	$949.9	$905.8
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.1
Short-term debt	5.8	2.6
Accounts payable	104.3	82.2
Customer deposits	73.4	60.2
Accrued product warranty	11.6	10.5
Accrued payroll and related liabilities	30.8	23.6
Accrued loss reserves	2.2	1.9
Other current liabilities	45.1	42.2
Total current liabilities	273.4	223.3
Long-term debt	0.1	0.2
Deferred income tax liabilities	3.2	1.4
Other long-term liabilities	29.3	29.6
Total liabilities	306.0	254.5
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,864,529 as of June 30, 2022 and 22,767,052 as of December 31, 2021	4.6	4.5
Additional paid-in capital	132.6	130.6
Accumulated other comprehensive loss	(36.8)	(32.4)
Company stock held by deferred compensation programs, at cost	(1.1)	(1.2)
Retained earnings	544.0	549.3
Shareholders' equity	643.3	650.8
Noncontrolling interest	0.6	0.5
Total equity	643.9	651.3
Total liabilities and equity	$949.9	$905.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$318.2	$277.6	$609.4	$562.0
Cost of sales	257.6	211.5	482.7	427.7
Gross profit	60.6	66.1	126.7	134.3
Selling, general and administrative expenses	53.7	48.0	106.4	99.7
Research and development expenses	7.5	7.0	14.5	13.3
Restructuring, impairment and other asset charges, net	3.4	0.8	4.4	1.5
(Loss) income from operations	(4.0)	10.3	1.4	19.8
Other income:
Interest expense	(0.6)	(0.2)	(1.0)	(0.4)
Interest income	0.2	0.2	0.4	0.3
Other (expenses) income, net	(0.3)	0.1	(0.5)	—
(Loss) income from operations before income taxes	(4.7)	10.4	0.3	19.7
Income tax (benefit) provision	(0.8)	2.1	0.1	2.9
Net (loss) income	(3.9)	8.3	0.2	16.8
Net income attributable to noncontrolling interest	—	—	—	—
Net (loss) income attributable to controlling interest	$(3.9)	$8.3	$0.2	$16.8
Per share data:
(Loss) earnings per common share - Basic	$(0.17)	$0.36	$0.01	$0.74
(Loss) earnings per common share - Diluted	$(0.17)	$0.36	$0.01	$0.73
Weighted average shares outstanding - Basic	22,850,515	22,742,162	22,816,684	22,688,339
Weighted average shares outstanding - Diluted	22,850,515	22,917,957	22,923,868	22,905,270
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3.9)	$8.3	$0.2	$16.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8.5)	4.1	(4.3)	3.3
Other comprehensive (loss) income	(8.5)	4.1	(4.3)	3.3
Comprehensive (loss) income	(12.4)	12.4	(4.1)	20.1
Comprehensive loss (income) attributable to noncontrolling interest	—	0.1	(0.1)	—
Comprehensive (loss) income attributable to controlling interest	$(12.4)	$12.5	$(4.2)	$20.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$0.2	$16.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13.6	15.1
Provision for credit losses	0.2	0.7
Provision for warranties	6.4	4.9
Deferred compensation (benefit) expense	(0.9)	0.3
Share-based compensation	3.4	2.9
Deferred tax (benefit) provision	(8.0)	5.4
Gain on disposition of property and equipment	—	(0.3)
Asset impairment charges, net	3.0	0.2
Distributions to deferred compensation programs' participants	(0.4)	(1.1)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(0.5)	(3.1)
Receivables and other contract assets	(21.5)	(32.5)
Inventories	(71.5)	(6.6)
Prepaid expenses	(3.8)	(0.1)
Other assets	(4.8)	(0.5)
Accounts payable	22.7	25.5
Accrued loss reserves	0.5	(0.4)
Accrued payroll and related expenses	6.7	7.8
Other accrued liabilities	2.0	6.6
Accrued product warranty	(5.2)	(4.7)
Customer deposits	14.2	0.9
Income taxes payable/prepaid	1.8	(7.3)
Net cash (used in) provided by operating activities	(41.9)	30.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17.8)	0.1
Price adjustment on prior sale of subsidiary	—	(1.1)
Expenditures for property and equipment	(18.8)	(7.2)
Proceeds from sale of property and equipment	0.2	1.5
Purchase of investments	(0.6)	(0.6)
Sale of investments	0.1	0.5
Net cash used in investing activities	(36.9)	(6.8)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Payment of dividends	(5.5)	(5.0)
Proceeds from borrowings on credit facility and bank loans	28.5	2.3
Repayments of borrowings on credit facility and bank loans	(25.3)	(2.7)
Sale of Company stock by deferred compensation programs, net	0.2	0.5
Withholding tax paid upon vesting of share-based compensation awards	(1.6)	(3.2)
Net cash used in financing activities	(3.7)	(8.1)
Effect of exchange rates on cash	(1.3)	0.3
(Decrease) increase in cash and cash equivalents and restricted cash	(83.8)	15.9
Cash and cash equivalents and restricted cash, beginning of period	134.4	158.6
Cash and cash equivalents and restricted cash, end of period	$50.6	$174.5

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$0.2	$0.1
Income taxes paid	$6.7	$5.7

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$1.2	$0.2

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$2.5	$1.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4
Net loss	—	—	—	—	—	(3.9)	—	(3.9)
Other comprehensive loss	—	—	—	(8.5)	—	—	—	(8.5)
Dividends ($0.12 per share)	—	—	0.1	—	—	(2.7)	—	(2.6)
Share-based compensation	—	—	1.6	—	—	—	—	1.6
Issuance of common stock under incentive plan	27,482	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.3)	—	—	—	—	(0.3)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, June 30, 2022	22,864,529	$4.6	$132.6	$(36.8)	$(1.1)	$544.0	$0.6	$643.9

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2020	22,611,976	4.5	127.8	(33.5)	(1.5)	543.7	0.5	641.5
Net income	—	—	—	—	—	8.5	—	8.5
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$549.7	$0.4	$645.3
Net income	—	—	—	—	—	8.3	—	8.3
Other comprehensive income	—	—	—	4.0	—	—	0.1	4.1
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	41,809	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Deferred compensation programs' transactions, net	—	—	0.2	—	0.1	—	—	0.3
Balance, June 30, 2021	22,757,326	$4.6	$127.8	$(30.2)	$(1.3)	$555.5	$0.5	$656.9
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

The Company operates in two reportable segments (plus Corporate and Other) - Infrastructure Solutions and Materials Solutions. The Company's two reportable business segments comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

The Corporate and Other category consists primarily of the parent company, Astec Insurance Company ("Astec Insurance" or the "captive"), a captive insurance company, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments.

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

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net income attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder, which is undergoing a judicial reorganization in Brazil, to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, the financial

INDEX
position as of June 30, 2022 and December 31, 2021 and the cash flows for the six months ended June 30, 2022 and 2021, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832)", which aims to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. The new guidance requires expanded disclosure about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This new standard was effective for the Company on January 1, 2022. Availability of government assistance has typically been limited. The Company did not receive government assistance in 2022.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt this guidance on April 1, 2022. The adoption of this new standard did not have a material impact on its financial position, results of operations, cash flows or disclosures.

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

The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. To reflect the correction of the above errors, the Company is revising the previously issued consolidated financial statements for the three and six months ended June 30, 2021 in this Form 10-Q. The Company is also disclosing the impact of the revisions on the previously filed audited Consolidated Balance Sheet as of December 31, 2021 and the opening balance sheet equity impact for December 31, 2020. As a result, the Company has corrected the misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

INDEX
Balance Sheet

	December 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Trade receivables and contract assets, net	$144.1	$(2.4)	$141.7
Inventories	303.0	(4.3)	298.7
Prepaid and refundable income taxes	19.5	1.0	20.5
Total current assets	641.7	(5.7)	636.0
Deferred income tax assets	16.0	0.2	16.2
Total assets	911.3	(5.5)	905.8
Accounts payable	83.5	(1.3)	82.2
Other current liabilities	42.9	(0.7)	42.2
Total current liabilities	225.3	(2.0)	223.3
Total liabilities	256.5	(2.0)	254.5
Retained earnings	552.8	(3.5)	549.3
Shareholders' equity	654.3	(3.5)	650.8
Total equity	654.8	(3.5)	651.3
Total liabilities and equity	911.3	(5.5)	905.8

Statement of Operations

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$278.0	$(0.4)	$277.6	$562.4	$(0.4)	$562.0
Cost of sales	211.0	0.5	211.5	426.9	0.8	427.7
Gross profit	67.0	(0.9)	66.1	135.5	(1.2)	134.3
(Loss) income from operations	11.2	(0.9)	10.3	21.0	(1.2)	19.8
(Loss) income from operations before income taxes	11.3	(0.9)	10.4	20.9	(1.2)	19.7
Income tax (benefit) provision	2.3	(0.2)	2.1	3.2	(0.3)	2.9
Net (loss) income	9.0	(0.7)	8.3	17.7	(0.9)	16.8
Net (loss) income attributable to controlling interest	9.0	(0.7)	8.3	17.7	(0.9)	16.8
Per share data:
(Loss) earnings per common share - Basic	0.40	(0.04)	0.36	0.78	(0.04)	0.74
(Loss) earnings per common share - Diluted	0.39	(0.03)	0.36	0.77	(0.04)	0.73

INDEX
Statements of Comprehensive Income

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net (loss) income	$9.0	$(0.7)	$8.3	$17.7	$(0.9)	$16.8
Comprehensive (loss) income	13.1	(0.7)	12.4	21.0	(0.9)	20.1
Comprehensive (loss) income attributable to controlling interest	13.2	(0.7)	12.5	21.0	(0.9)	20.1

Statement of Cash Flow

	Six Months Ended June 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Net income	$17.7	$(0.9)	$16.8
Receivables and other contract assets	(32.9)	0.4	(32.5)
Inventories	(7.4)	0.8	(6.6)
Income taxes payable/prepaid	(7.0)	(0.3)	(7.3)

Statement of Equity

	As Previously Reported	Adjustment	As Revised
Balance, December 31, 2020
Retained Earnings	545.2	(1.5)	543.7
Total Equity	643.0	(1.5)	641.5

Balance, March 31, 2021
Retained Earnings	551.4	(1.7)	549.7
Total Equity	647.0	(1.7)	645.3

Balance, June 30, 2021
Retained Earnings	557.9	(2.4)	555.5
Total Equity	659.3	(2.4)	656.9

Balance, December 31, 2021
Retained Earnings	552.8	(3.5)	549.3
Total Equity	654.8	(3.5)	651.3

Note 3. Acquisitions

MINDS Acquisition - The Company entered into a Share Purchase Agreement, dated as of March 22, 2022, by and between MINDS Automation Group, Inc., a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The purchase price of $19.3 million was paid in cash. The Company's preliminary allocation of the purchase price resulted in the recognition of $9.3 million of goodwill and $9.3 million of intangible assets primarily consisting of customer relationships (9 year life) and developed technology (7 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. Goodwill acquired is attributable to future growth opportunities provided by the acquired intellectual capital and the ability to generate cross-selling synergies. The acquisition provides the Company with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance. Results of operations have been consolidated from the date of acquisition. The goodwill is not expected to be deductible for income tax purposes.

INDEX

Acquisition and integration costs of $0.4 million and $0.9 million were expensed as incurred during the three and six months ended June 30, 2022, respectively, for this acquisition. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

The following table summarizes the preliminary allocations of the total purchase price:

(in millions)	Amount
Cash	$1.5
Trade receivables	2.7
Inventories	0.7
Prepaid expenses and other assets	0.4
Property and equipment	0.2
Goodwill	9.3
Intangible assets	9.3
Other long-term assets	0.5
Total assets acquired	$24.6
Accounts payable	(0.7)
Accrued payroll and related liabilities	(0.8)
Other current liabilities	(1.1)
Deferred income tax liabilities	(2.4)
Other long-term liabilities	(0.3)
Total liabilities assumed	(5.3)
Total purchase price	$19.3

Note 4. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values.

Inventories consist of the following:

(in millions)	June 30, 2022	December 31, 2021
Raw materials and parts	$268.9	$216.1
Work-in-process	72.8	50.4
Finished goods	26.4	28.9
Used equipment	3.0	3.3
Total	$371.1	$298.7

Note 5. Fair Value Measurements

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

The carrying amount of cash and cash equivalents, trade receivables and contract assets, other receivables, accounts payable, short-term debt and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market-based inputs.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2022 and December 31, 2021 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	6.4	—	6.4
Municipal bonds	—	0.1	0.1
Floating rate notes	0.4	—	0.4
U.S. government securities	0.9	—	0.9
Asset-backed securities	—	4.4	4.4
Other	2.1	0.7	2.8
Derivative financial instruments	—	0.3	0.3
Total financial assets	$15.1	$5.5	$20.6
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.6	$5.6
Total financial liabilities	$—	$5.6	$5.6

INDEX

	December 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	3.0	—	3.0
Trading debt securities:
Corporate bonds	3.3	—	3.3
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	3.5	3.5
Other	3.1	1.0	4.1
Derivative financial instruments	—	0.1	0.1
Total financial assets	$16.1	$4.8	$20.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$7.2	$7.2
Total financial liabilities	$—	$7.2	$7.2

Note 6. Product Warranty Reserves

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

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Reserve balance, beginning of the period	$11.3	$10.9	$10.5	$10.3
Warranty liabilities accrued	3.2	2.2	6.4	4.9
Warranty liabilities settled	(2.8)	(2.6)	(5.2)	(4.7)
Other	(0.1)	—	(0.1)	—
Reserve balance, end of the period	$11.6	$10.5	$11.6	$10.5

Note 7. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.4 million and $5.8 million at June 30, 2022 and December 31, 2021 respectively, of which $4.2 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.
Note 8. Income Taxes

For the three months ended June 30, 2022, the Company recorded an income tax benefit of $0.8 million, reflecting a 17.0% effective tax rate, compared to a $2.1 million income tax provision for the three months ended June 30, 2021, reflecting a 20.2% effective tax rate. The income tax benefit for the three months ended June 30, 2022 as compared to expense in the same period in 2021 was primarily driven by lower income from operations and changes in the relative weighting of jurisdictional income and

INDEX
loss reduced by the effect of a net discrete tax benefit in the prior year that did not recur in the current year related to the release of reserves for uncertain tax positions associated with Astec Mobile Machinery GmbH ("AMM") whose dissolution was completed during the second quarter of 2021.

For the six months ended June 30, 2022, the Company recorded an income tax provision of $0.1 million, reflecting a 33.3% effective tax rate, compared to $2.9 million for the six months ended June 30, 2021, reflecting a 14.7% effective tax rate. The income tax expense for the six months ended June 30, 2022 was lower compared to the same period of 2021 primarily driven by lower earnings from operations and changes in the relative weighting of jurisdictional income and loss reduced by the effect of a release of reserves for uncertain tax positions associated with AMM in 2021 that did not recur in the current year and lower net discrete benefits from the vesting of employee shared-based compensation awards.

The Company's recorded liability for uncertain tax positions was $11.1 million and $10.8 million as of June 30, 2022 and December 31, 2021, respectively. The increase is the result of $0.3 million of incremental reserves associated with the 2022 research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of June 30, 2022, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 9. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.3 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively. These arrangements expire at various dates through June 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.2 million for 2022), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.0 million and $1.1 million related to these guarantees which were included in "Other current liabilities" in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $2.6 million as of June 30, 2022. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of June 30, 2022. As of June 30, 2022, the Company's foreign subsidiaries are contingently liable for a total of $1.5 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $7.2 million as of June 30, 2022.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. On October 25, 2019, the defendants filed a Motion to Dismiss. On February 19, 2021, the Motion to Dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. Plaintiff appealed the Motion to Dismiss and denial of its Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued an opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States

INDEX
District Court for the Eastern District of Tennessee for proceedings consistent with the opinion.

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

INDEX
Note 10. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six month periods ended June 30, 2022 and 2021 (excluding intercompany sales):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$114.1	$55.8	$0.1	$170.0	$82.4	$43.6	$—	$126.0
Parts and component sales	43.7	21.1	—	64.8	40.6	21.3	—	61.9
Service and equipment installation revenue	5.9	0.1	—	6.0	3.9	0.1	—	4.0
Used equipment sales	0.3	—	—	0.3	2.8	0.7	—	3.5
Freight revenue	6.2	2.2	—	8.4	4.6	1.8	—	6.4
Other	0.1	(1.2)	—	(1.1)	—	(0.4)	—	(0.4)
Total domestic revenue	170.3	78.0	0.1	248.4	134.3	67.1	—	201.4

Net Sales-International:
Equipment sales	27.0	18.1	0.8	45.9	35.2	21.0	—	56.2
Parts and component sales	11.0	10.1	0.1	21.2	8.7	8.2	—	16.9
Service and equipment installation revenue	0.6	0.5	0.2	1.3	0.8	0.3	—	1.1
Used equipment sales	—	0.1	—	0.1	—	0.4	—	0.4
Freight revenue	0.7	0.4	—	1.1	0.7	0.8	—	1.5
Other	—	0.2	—	0.2	0.1	—	—	0.1
Total international revenue	39.3	29.4	1.1	69.8	45.5	30.7	—	76.2
Total net sales	$209.6	$107.4	$1.2	$318.2	$179.8	$97.8	$—	$277.6

INDEX

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$209.3	$101.4	$0.1	$310.8	$181.6	$85.4	$—	$267.0
Parts and component sales	100.1	41.9	—	142.0	92.5	39.0	—	131.5
Service and equipment installation revenue	12.6	0.3	—	12.9	9.7	0.2	—	9.9
Used equipment sales	2.0	—	—	2.0	5.7	0.7	—	6.4
Freight revenue	12.8	3.8	—	16.6	10.2	3.3	—	13.5
Other	0.2	(1.6)	—	(1.4)	(0.4)	(0.9)	—	(1.3)
Total domestic revenue	337.0	145.8	0.1	482.9	299.3	127.7	—	427.0

Net Sales-International:
Equipment sales	43.6	32.8	0.8	77.2	56.5	33.8	—	90.3
Parts and component sales	23.3	19.8	0.1	43.2	21.8	15.9	—	37.7
Service and equipment installation revenue	1.8	1.2	0.2	3.2	1.8	0.8	—	2.6
Used equipment sales	0.2	0.6	—	0.8	0.1	1.2	—	1.3
Freight revenue	1.2	0.7	—	1.9	1.5	1.1	—	2.6
Other	—	0.2	—	0.2	0.3	0.2	—	0.5
Total international revenue	70.1	55.3	1.1	126.5	82.0	53.0	—	135.0
Total net sales	$407.1	$201.1	$1.2	$609.4	$381.3	$180.7	$—	$562.0

Sales into major geographic regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
United States	$248.4	$201.4	$482.9	$427.0
Canada	22.1	20.2	36.3	37.5
Australia	10.3	12.4	20.5	21.2
Africa	5.9	7.8	15.0	16.1
Europe	7.9	13.9	13.3	24.4
South America	7.4	4.5	12.6	9.0
Brazil	7.0	4.9	10.8	9.1
Asia	3.1	2.4	7.1	3.7
Mexico	4.2	8.0	4.9	10.4
Central America	1.0	0.6	3.6	1.8
Other	0.9	1.5	2.4	1.8
Total foreign	69.8	76.2	126.5	135.0
Total net sales	$318.2	$277.6	$609.4	$562.0

As of June 30, 2022, the Company had contract assets of $5.3 million and contract liabilities, excluding customer deposits, of $4.7 million, including $3.2 million of deferred revenue related to extended warranties. As of December 31, 2021, the Company

INDEX
had contract assets of $3.2 million and contract liabilities, excluding customer deposits, of $5.6 million, including $2.7 million of deferred revenue related to extended warranties.

Note 11. Segment Information

The Company has two reportable segments, each of which comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's India and Thailand sites have changed reportable segments beginning January 1, 2022. The India site was previously incorporated into the Materials Solutions segment and has moved to the Infrastructure Solutions segment while the Thailand site, which was previously included in the Infrastructure Solutions segment, has moved to the Materials Solutions segment.

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

A brief description of each segment is as follows:

Infrastructure Solutions – The Infrastructure Solutions segment comprises 11 active sites and designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt producers, highway and heavy equipment contractors, ready mix concrete producers, contractors in the construction and demolition recycling markets and domestic and foreign governmental agencies.

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

Corporate and Other – The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for all of the sites. The controls and automation business manufactures hardware and software products that are marketed independently as well as included in certain products of the Company's other segments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

INDEX
Segment Information:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$209.6	$107.4	$1.2	$318.2	$179.8	$97.8	$—	$277.6
Intersegment sales	4.0	12.0	—	16.0	2.2	5.1	—	7.3
Segment Operating Adjusted EBITDA	15.9	9.5	(12.3)	13.1	16.5	15.9	(11.9)	20.5

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$407.1	$201.1	$1.2	$609.4	$381.3	$180.7	$—	$562.0
Intersegment sales	5.1	21.7	—	26.8	2.9	10.8	—	13.7
Segment Operating Adjusted EBITDA	32.3	21.7	(22.1)	31.9	42.7	25.6	(26.9)	41.4

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Reconciliation to total consolidated net (loss) income attributable to controlling interest
Segment Operating Adjusted EBITDA	$13.1	$20.5	$31.9	$41.4
Adjustments:
Transformation program	(6.4)	(2.1)	(11.7)	(5.3)
Facility closures and reduction in force	(0.4)	(0.8)	(1.4)	(1.6)
Asset impairment	(3.0)	(0.2)	(3.0)	(0.2)
Gain on sale of property, equipment and business, net	—	0.2	—	0.3
Transaction costs	(0.8)	—	(1.4)	—
Interest expense, net	(0.4)	—	(0.6)	(0.1)
Depreciation and amortization	(6.9)	(7.5)	(13.6)	(15.1)
Income tax benefit (provision)	0.8	(2.1)	(0.1)	(2.9)
Recapture of intercompany profit	0.1	0.3	0.1	0.3
Total consolidated net (loss) income attributable to controlling interest	$(3.9)	$8.3	$0.2	$16.8

Note 12. Strategic Transformation and Restructuring, Impairment and Other Asset Charges

The Company's Simplify, Focus and Grow Strategic Transformation ("SFG") initiative, which began in 2019, generally includes facility rationalization, asset impairment, workforce reduction, the associated costs of organizational integration activities and strategic transformational initiatives. As part of the SFG initiative several strategic decisions have been made to divest of underperforming manufacturing sites or product lines, including to close certain subsidiaries, close and sell manufacturing sites and relocate the product lines manufactured at each of these sites to other Company locations; exit the oil, gas and water well product lines; and sell certain assets, which are included in "Restructuring, impairment and other asset charges, net" on the Company's Consolidated Statements of Operations.

The Company also has a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across the global organization underway, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees.

INDEX

In addition, beginning in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for the Company's other manufacturing facilities.

Costs incurred of $6.4 million and $11.7 million related to these strategic transformational initiatives in the three and six months ended June 30, 2022, respectively, are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Costs totaling $2.1 million and $5.3 million were incurred in the three and six months ended June 30, 2021, respectively.

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

Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Restructuring charges:
Costs associated with closing Tacoma	$—	$0.6	$0.8	$1.0
Costs associated with closing Enid	0.4	—	0.6	—
Costs associated with closing Mequon	—	0.2	—	0.6
Total restructuring related charges	0.4	0.8	1.4	1.6

Asset impairment charges:
Other impairment charges	3.0	0.2	3.0	0.2
Total asset impairment charges	3.0	0.2	3.0	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	(0.2)	—	(0.3)
Total gain on sale of property and equipment, net	—	(0.2)	—	(0.3)

Restructuring, impairment and other asset charges, net	$3.4	$0.8	$4.4	$1.5

Restructuring charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$0.4	$0.6	$1.4	$1.0
Materials Solutions	—	0.2	—	0.6
Total restructuring related charges	$0.4	$0.8	$1.4	$1.6

INDEX
Impairment charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$2.1	$—	$2.1	$—
Corporate	0.9	—	0.9	—
Materials Solutions	—	0.2	—	0.2
Total impairment charges	$3.0	$0.2	$3.0	$0.2

The net gain on sale of property and equipment by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$—	$(0.1)	$—	$(0.2)
Materials Solutions	—	(0.1)	—	(0.1)
Total gain on sale of property and equipment, net	$—	$(0.2)	$—	$(0.3)

Restructuring charges accrued, but not paid, were $0.6 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.6 million and $1.0 million of restructuring related charges during the three and six months ended June 30, 2021, respectively, in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. Additional restructuring costs of $0.8 million were incurred during the three months ended March 31, 2022. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being marketed for sale, as held for sale in its Consolidated Balance Sheets at June 30, 2022.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location ("Enid") were impaired and discontinued. Additional restructuring costs of $0.4 million and $0.6 million were incurred during the three and six months ended June 30, 2022, respectively. Enid's land and building assets totaling $5.1 million are included in "Assets held for sale" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

In October 2020, the Company closed a transaction for the sale of Enid's water well assets, which included equipment, inventories and intangible assets. The purchase price for this transaction was approximately $6.9 million, net of purchase price adjustments completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation was settled in the first quarter of 2021.

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020. Charges totaling $0.2 million and $0.6 million were incurred during the three and six months ended June 30, 2021, respectively.

During the three months ended June 30, 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor, which had been prepaid, would not be recovered. Impairment charges of $2.1 million were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the three months ended June 30, 2022. An additional $0.9 million of impairment charges were incurred related to abandoned in-process internally developed software that was determined to be impaired during the quarter.

Note 13. (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is determined by dividing "Net (loss) income attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share includes the dilutive effect of common stock equivalents consisting of restricted stock units, performance stock units and stock held in the Company's supplemental executive retirement plan, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

INDEX
The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator:
Denominator for basic earnings per common share	22,850,515	22,742,162	22,816,684	22,688,339
Effect of dilutive securities	—	175,795	107,184	216,931
Denominator for diluted earnings per common share	22,850,515	22,917,957	22,923,868	22,905,270

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

Executive Summary

Highlights of our financial results for the three months ended June 30, 2022 as compared to the same period of the prior year include the following:

•Net sales were $318.2 million, an increase of 14.6%

•Gross profit was $60.6 million, a decrease of 8.3%

•Income from operations decreased $14.3 million to a loss of $4.0 million

•Net income attributable to Astec decreased 147.0% to a loss of $3.9 million

•Diluted earnings per share were $(0.17), a decrease of 147.2%

INDEX
During the first quarter of 2022, we identified errors in our previously issued financial statements and based on a quantitative and qualitative assessment determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. We have revised the previously issued consolidated financial statements and prior period information included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q to reflect the correction of these errors.

See Note 2. Immaterial Error Correction of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the revision impact on the corresponding prior year three and six months ended June 30, 2021.

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

Our multi-year phased implementation of a standardized ERP system across our global organization will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and has required, and will continue to require, substantial time and attention of management and key employees. We expect to complete the ERP global design in 2022 and convert the operations of one site in 2023 to set the foundation before accelerating the implementation at additional sites. We anticipate incurring total costs associated with the ERP implementation in the range of $125 to $150 million, with an estimated $25 to $30 million incurred per year beginning in 2022.

Beginning in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Costs incurred during the three and six months ended June 30, 2022 were $6.4 million and $11.7 million, respectively, which represent costs directly associated with the SFG initiatives and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, at June 30, 2022, we have capitalized $6.8 million in deferred implementation costs associated with the ERP implementation that will be amortized ratably over the remaining contract term once the ERP is ready for use, which are recorded in "Other long-term assets" in the Consolidated Balance Sheets.

MINDS Acquisition – We entered into a Share Purchase Agreement, dated as of March 22, 2022, by and between MINDS Automation Group, Inc. ("MINDS"), a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The purchase price of $19.3 million was paid in cash. This acquisition provides us with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance for our customers.

COVID-19 Pandemic – Our business has been significantly affected by the contributory effects of the COVID-19 pandemic such as fluctuations in demand for our products, material price increases, increased shipping costs and lead times from production materials, supplies and parts, labor shortages and increased labor costs. The COVID-19 pandemic and its contributory effect on the economy may continue to negatively disrupt our business and results of operations in the future. The ongoing impact of the COVID-19 pandemic on our operations and the markets we serve remains uncertain due to constantly evolving developments and cannot be accurately predicted.

Tacoma Site Closure – In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being marketed for sale, are included in "Assets held for sale" in the Consolidated Balance Sheets at June 30, 2022.

INDEX
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

We experienced continual strengthening of our backlog of orders throughout 2021, which has continued to grow during the first half of 2022 across our global organization. The backlog of orders as of June 30, 2022 was $837.4 million compared to $436.1 million as of June 30, 2021, an increase of $401.3 million or 92.0%. Increased orders are driven by (i) the continuation of the pent-up demand experienced in 2021 influenced by both customer retail and dealer inventory replenishment, (ii) ongoing economic uncertainty and longer lead times related to higher demand and (iii) the infrastructure investment by the United States' government under the Infrastructure Investment and Jobs Act ("IIJA") enacted in November 2021. In addition, we are continuing to experience constrained production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices have increased throughout the prior year and the first half of 2022, its price volatility makes it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. We have experienced a slowing of the rate of inflation on oil prices at the end of the second quarter and leading into July 2022. Based on the current macroeconomic environment, including the ongoing impact of the conflict in Ukraine, we anticipate that the rate of price inflation will plateau during the third quarter and that oil prices will remain at relatively high levels throughout the remainder of 2022.

Steel is a major component of our equipment. With a drop in supply, similar to oil, steel prices increased throughout the prior year. As a result, we have experienced a rising cost of steel. We anticipate that steel demand will remain strong throughout 2022, bolstered by the IIJA domestically and impacted by international production capacity being restricted by the conflict in Ukraine. However, we have observed a decline in market demand as buyers are reducing on hand inventory by restricting purchases to immediate needs. As such, we have experienced a slowing of the pace of recent price inflation. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products will continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the recent volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all of the increases in steel costs to our customers, which negatively impacts our gross profit and margins.

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

INDEX
cost increases in many cases. Through our operational excellence initiatives, we also strive to minimize the effect of inflation through cost reductions and improved manufacturing efficiencies.

Results of Operations

Net Sales

Net sales for the second quarter of 2022 were $318.2 million compared to $277.6 million for the second quarter of 2021, an increase of $40.6 million or 14.6%. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $33.7 million, (ii) parts and component sales of $7.2 million, (iii) service and equipment installation revenue of $2.2 million and (iv) freight revenue of $1.6 million partially offset by decreased used equipment sales of $3.5 million. Included in these increases is $1.2 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2022 would have been $4.9 million higher had second quarter 2022 foreign exchange rates been the same as second quarter 2021 rates.

Net sales for the first six months of 2022 were $609.4 million compared to $562.0 million for the first six months of 2021, an increase of $47.4 million or 8.4%. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $30.7 million, (ii) parts and component sales of $16.0 million, (iii) service and equipment installation revenue of $3.6 million and (iv) freight revenue of $2.4 million partially offset by decreased used equipment sales of $4.9 million. Included in these increases is $1.2 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2022 would have been $6.8 million higher had the first six months of 2022 foreign exchange rates been the same as the first six months of 2021 rates.

Domestic sales for the second quarter of 2022 were $248.4 million or 78.1% of consolidated net sales compared to $201.4 million or 72.6% of consolidated net sales for the second quarter of 2021, an increase of $47.0 million or 23.3%. Domestic sales increased primarily due to: (i) $44.0 million higher equipment sales (ii) $2.9 million higher parts and component sales, (iii) $2.0 million higher service and equipment installation revenue and (iv) $2.0 million higher freight revenue. These increases were partially offset by lower used equipment sales of $3.2 million.

Domestic sales for the first six months of 2022 were $482.9 million or 79.2% of consolidated net sales compared to $427.0 million or 76.0% of consolidated net sales for the first six months of 2021, an increase of $55.9 million or 13.1%. Domestic sales increased primarily due to: (i) $43.8 million higher equipment sales (ii) $10.5 million higher parts and component sales, (iii) $3.1 million higher freight revenue and (iv) $3.0 million higher service and equipment installation revenue. These increases were partially offset by lower used equipment sales of $4.4 million.

International sales for the second quarter of 2022 were $69.8 million or 21.9% of consolidated net sales compared to $76.2 million or 27.4% of consolidated net sales for the second quarter of 2021, a decrease of $6.4 million or 8.4%. International sales decreased primarily due to $10.3 million lower equipment sales partially offset by $4.3 million increased parts and component sales. Included in these increases is $1.1 million of incremental net sales from an acquired business.

International sales for the first six months of 2022 were $126.5 million or 20.8% of consolidated net sales compared to $135.0 million or 24.0% of consolidated net sales for the first six months of 2021, a decrease of $8.5 million or 6.3%. International sales decreased primarily due to $13.1 million lower equipment sales partially offset by $5.5 million increased parts and component sales. Included in these increases is $1.1 million of incremental net sales from an acquired business.

Gross Profit

Gross profit for the second quarter of 2022 was $60.6 million or 19.0% of net sales as compared to $66.1 million or 23.8% of net sales for the second quarter of 2021, a decrease of $5.5 million or 8.3%. The decrease was primarily driven by the impact of inflation on materials, labor and overhead of $34.3 million and manufacturing inefficiencies of $0.8 million largely due to supply chain and logistics disruptions. These decreases were partially offset by the impact of net favorable volume, pricing and mix that generated $29.1 million higher gross profit.

Gross profit for the first six months of 2022 was $126.7 million or 20.8% of net sales as compared to $134.3 million or 23.9% of net sales for the first six months of 2021, a decrease of $7.6 million or 5.7%. The decrease was primarily driven by the impact of inflation on materials, labor and overhead of $59.8 million and manufacturing inefficiencies of $1.0 million largely due to supply chain and logistics disruptions. These decreases were partially offset by the impact of net favorable volume, pricing and mix that generated $52.8 million higher gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 11.9%, to $53.7 million or 16.9% of net sales for the second quarter of 2022, compared to $48.0 million or 17.3% of net sales for the second quarter of 2021 primarily due to: (i) $4.3 million increased costs related to our SFG transformation program, (ii) increased net payroll and employee benefit costs of $1.7 million associated with increased headcount throughout our organization partially offset by $1.8 million of lower health insurance

INDEX
claims experience, (iii) incremental expenses associated with the acquisition of MINDS that was completed in April 2022 of $0.9 million and (iv) $0.8 million of acquisition and integration related costs. These increases were partially offset by lower depreciation and amortization expense of $0.9 million and reduced expenses related to closing a site location of $0.8 million.

Selling, general and administrative expenses increased $6.7 million, or 6.7%, to $106.4 million or 17.5% of net sales for the first six months of 2022, compared to $99.7 million or 17.7% of net sales for the first six months of 2021 primarily due to: (i) $6.4 million increased costs related to our SFG transformation program, (ii) $3.1 million of exhibit, promotional and travel costs due to the return of in-person industry conferences and business activities, (iii) $1.4 million of acquisition and integration related costs primarily associated with the acquisition of MINDS and (iv) incremental expenses associated with MINDS of $0.9 million. These increases were partially offset by: (i) lower net payroll and employee benefit costs of $1.9 million driven by lower health insurance claims experience of $5.7 million and reduced deferred compensation program costs associated with our stock price changes of $1.3 million which were offset by increased headcount throughout our organization, (ii) lower depreciation and amortization expense of $1.8 million and (iii) reduced expenses related to closing a site location of $0.8 million.

Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which we have completed various restructuring and right-sizing actions. In addition, we have incurred certain asset impairment costs. Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and six month periods ended June 30, 2022 and 2021 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Restructuring charges:
Costs associated with closing Tacoma	$—	$0.6	$0.8	$1.0
Costs associated with closing Enid	0.4	—	0.6	—
Costs associated with closing Mequon	—	0.2	—	0.6
Total restructuring related charges	0.4	0.8	1.4	1.6

Asset impairment charges:
Other impairment charges	3.0	0.2	3.0	0.2
Total asset impairment charges	3.0	0.2	3.0	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	(0.2)	—	(0.3)
Total gain on sale of property and equipment, net	—	(0.2)	—	(0.3)

Restructuring, impairment and other asset charges, net	$3.4	$0.8	$4.4	$1.5

See Note 12. "Strategic Transformation and Restructuring, Impairment and Other Asset Charges" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken and the impairment charges recorded.

Income Tax Provision

Our income tax benefit for the second quarter of 2022 was $0.8 million compared to an income tax expense of $2.1 million for the second quarter of 2021. Our effective income tax rate was 17.0% for the second quarter of 2022 compared to 20.2% for the second quarter of 2021. The income tax benefit for the three months ended June 30, 2022 as compared to expense in the same period in 2021 was primarily driven by lower income from operations and changes in the relative weighting of jurisdictional income and loss reduced by the effect of a net discrete tax benefit in the prior year that did not recur in the current year related to the release of reserves for uncertain tax positions associated with Astec Mobile Machinery GmbH ("AMM") whose dissolution was completed during the second quarter of 2021.

Our income tax expense for the first six months of 2022 was $0.1 million compared to $2.9 million for the first six months of 2021. Our effective income tax rate was 33.3% for the first six months of 2022 compared to 14.7% for the first six months of 2021. The income tax expense for the six months ended June 30, 2022 was lower compared to the same period of 2021 primarily driven by lower earnings from operations and changes in the relative weighting of jurisdictional income and loss reduced by the effect of a release of reserves for uncertain tax positions associated with AMM in 2021 that did not recur in the current year and lower net discrete benefits from the vesting of employee shared-based compensation awards.

INDEX
Backlog

The backlog of orders as of June 30, 2022 was $837.4 million compared to $436.1 million as of June 30, 2021, an increase of $401.3 million or 92.0%. Domestic backlog increased $366.3 million or 108.1% to $705.1 million and international backlog increased $35.0 million or 36.0% to $132.3 million. The backlog increased $350.6 million to $568.3 million in the Infrastructure Solutions segment and increased $49.1 million to $267.5 million in the Materials Solutions segment. Backlog generated by Corporate and Other during 2022 totaled $1.6 million. Increased orders were driven by (i) the continuation of the pent-up demand experienced in 2021 influenced by both customer retail and dealer inventory replenishment, (ii) ongoing economic uncertainty and longer lead times related to higher demand and (iii) the infrastructure investment by the United States' government under the IIJA enacted in November 2021.

Segment Net Sales-Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$209.6	$179.8	$29.8	16.6%
Materials Solutions	107.4	97.8	9.6	9.8%
Corporate and Other	1.2	—	1.2	100.0%

Infrastructure Solutions

Sales in this segment were $209.6 million for the second quarter of 2022 compared to $179.8 million for the same period in 2021, an increase of $29.8 million or 16.6%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $23.5 million, (ii) parts and component sales of $5.4 million, (iii) service and equipment installation revenue of $1.8 million and (iv) freight revenue of $1.6 million. These increases were partially offset by lower used equipment sales of $2.5 million.

Domestic sales for the Infrastructure Solutions segment increased $36.0 million or 26.8% for the second quarter of 2022 compared to the same period in 2021 primarily due to (i) increased new equipment sales of $31.7 million, (ii) increased parts and component sales of $3.1 million, (ii) increased service and equipment installation sales of $2.0 million and (iii) increased freight revenue of $1.6 million. These increases were partially offset by lower used equipment sales of $2.5 million.

International sales for the Infrastructure Solutions segment decreased $6.2 million or 13.6% for the second quarter of 2022 compared to the same period in 2021 primarily due to lower equipment sales of $8.2 million partially offset by increased parts and component sales of $2.3 million.

Materials Solutions

Sales in this segment were $107.4 million for the second quarter of 2022 compared to $97.8 million for the same period in 2021, an increase of $9.6 million or 9.8%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased new equipment and parts and component sales of $9.3 million and $1.7 million, respectively. These increases were partially offset by lower used equipment sales of $1.0 million.

Domestic sales for the Materials Solutions segment increased by $10.9 million or 16.2% for the second quarter of 2022 compared to the same period in 2021 driven by increased equipment sales of $12.2 million partially offset by decreased used equipment sales $0.7 million.

International sales for the Materials Solutions segment decreased $1.3 million or 4.2% for the second quarter of 2022 compared to the same period in 2021 primarily due to lower equipment sales of $2.9 million partially offset by increased parts and component sales of $1.9 million.

Segment Net Sales-Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$407.1	$381.3	$25.8	6.8%
Materials Solutions	201.1	180.7	20.4	11.3%
Corporate and Other	1.2	—	1.2	100.0%

INDEX
Infrastructure Solutions

Sales in this segment were $407.1 million for the first six months of 2022 compared to $381.3 million for the same period in 2021, an increase of $25.8 million or 6.8%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $14.8 million, (ii) parts and component sales of $9.1 million, (iii) service and equipment installation revenue of $2.9 million and (iv) freight revenue of $2.3 million. These increases were partially offset by lower used equipment sales of $3.6 million.

Domestic sales for the Infrastructure Solutions segment increased $37.7 million or 12.6% for the first six months of 2022 compared to the same period in 2021 primarily due to (i) increased new equipment sales of $27.7 million, (ii) increased parts and component sales of $7.6 million, (ii) increased service and equipment installation sales of $2.9 million and (iii) increased freight revenue of $2.6 million. These increases were partially offset by lower used equipment sales of $3.7 million.

International sales for the Infrastructure Solutions segment decreased $11.9 million or 14.5% for the first six months of 2022 compared to the same period in 2021 primarily due to lower equipment sales of $12.9 million partially offset by increased parts and component sales of $1.5 million.

Materials Solutions

Sales in this segment were $201.1 million for the first six months of 2022 compared to $180.7 million for the same period in 2021, an increase of $20.4 million or 11.3%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased new equipment and parts and component sales of $15.0 million and $6.8 million, respectively. These increases were partially offset by lower used equipment sales of $1.3 million.

Domestic sales for the Materials Solutions segment increased by $18.1 million or 14.2% for the first six months of 2022 compared to the same period in 2021, driven by (i) increased equipment sales of $16.0 million, (ii) increased parts and component sales of $2.9 million and (iii) increased freight revenue of $0.5 million. These increases were partially offset by decreased used equipment sales $0.7 million.

International sales for the Materials Solutions segment increased $2.3 million or 4.3% for the first six months of 2022 compared to the same period in 2021 primarily due to increased parts and component sales of $3.9 million partially offset by reduced equipment sales of $1.0 million.

Segment Operating Adjusted EBITDA

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

Segment Operating Adjusted EBITDA-Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$15.9	$16.5	$(0.6)	(3.6)%
Materials Solutions	9.5	15.9	(6.4)	(40.3)%
Corporate and Other	(12.3)	(11.9)	(0.4)	(3.4)%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $15.9 million for the second quarter of 2022 compared to $16.5 million for the same period in 2021, a decrease of $0.6 million or 3.6%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $19.3 million and increased general and administrative costs of $1.1 million. Incorporated in these increased costs is a $1.8 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Infrastructure Solutions segment in the current year, as well as the benefit from improved health insurance claims experience allocated from Corporate of $3.1 million. These increased costs were partially

INDEX
offset by the impact of favorable net volume, pricing and mix that generated $18.0 million higher gross profit, manufacturing efficiencies of $1.0 million and reduced expenses related to a closed site location of $0.8 million.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $9.5 million for the second quarter of 2022 compared to $15.9 million for the same period in 2021, a decrease of $6.4 million or 40.3%. The decrease in Segment Operating Adjusted EBITDA between periods resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $15.0 million, increased general and administrative costs of $0.9 million and manufacturing inefficiencies of $1.6 million due to supply chain and logistics disruptions. Incorporated in these increased costs is a $1.0 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Materials Solutions segment in the current year, as well as the benefit from improved health insurance claims experience allocated from Corporate of $0.9 million. These increased costs were partially offset by the impact of favorable volume, pricing and mix that generated $11.1 million higher gross profit.

Corporate and Other: Corporate and Other operations had net expenses of $12.3 million for the second quarter of 2022 compared to $11.9 million for the second quarter of 2021, an increase of $0.4 million or 3.4%. The increase in expenses was primarily driven by $1.8 million of increased health insurance costs net of $4.0 million that was allocated to Infrastructure Solutions and Materials Solutions and increased deferred compensation program cost driven by our stock price changes of $0.4 million. These increases were partially offset by lower professional services fees of $1.3 million and lower net annual incentive compensation of $0.8 million including $2.8 million that was recorded within Infrastructure Solutions and Materials Solutions in the current year as compared to at Corporate in the prior year period.

Segment Operating Adjusted EBITDA-Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$32.3	$42.7	$(10.4)	(24.4)%
Materials Solutions	21.7	25.6	(3.9)	(15.2)%
Corporate and Other	(22.1)	(26.9)	4.8	17.8%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $32.3 million for the first six months of 2022 compared to $42.7 million for the same period in 2021, a decrease of $10.4 million or 24.4%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $36.6 million, increased general and administrative costs of $4.6 million. Incorporated in these increased costs is a $3.3 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Infrastructure Solutions segment in the current year, as well as the benefit from improved health insurance claims experience allocated from Corporate of $3.1 million. These increased costs were partially offset by the impact of favorable volume, pricing and mix that generated $29.7 million higher gross profit, reduced expenses related to closed site locations of $0.8 million and manufacturing efficiencies of $0.3 million.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $21.7 million for the first six months of 2022 compared to $25.6 million for the same period in 2021, a decrease of $3.9 million or 15.2%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $23.2 million, increased general and administrative costs of $2.4 million and manufacturing inefficiencies of $1.4 million due to supply chain and logistics disruptions. Incorporated in these increased costs is a $1.7 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Materials Solutions segment in the current year, as well as the benefit from improved health insurance claims experience allocated from Corporate of $0.9 million. These increased costs were partially offset by the impact of favorable volume, pricing and mix that generated $23.1 million higher gross profit.

Corporate and Other: Corporate and Other operations had net expenses of $22.1 million for the first six months of 2022 compared to $26.9 million for the first six months of 2021, a decrease of $4.8 million or 17.8%. The decrease in expenses was driven by lower net annual incentive compensation of $2.8 million including $5.0 million that was recorded within Infrastructure Solutions and Materials Solutions in the current year as compared to at Corporate in the prior year period, reduced professional fees of $1.6 million and reduced deferred compensation program cost driven by our stock price changes of $1.3 million. These decreases were partially offset by increases in payroll expenses related to increased headcount of $0.9 million and share-based compensation expenses of $0.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. At June 30, 2022, we had total cash, cash equivalents and restricted cash of $50.6 million. Cash and cash equivalents available for operating purposes was $48.0 million, of which $27.4 million was held by our foreign subsidiaries and is considered to be indefinitely invested in those

INDEX
jurisdictions. In April 2022, we acquired MINDS with a total cash consideration paid to the selling shareholders of $19.3 million funded from cash on hand. Our future cash requirements include working capital needs, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including the SFG transformation and strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

We did not have any outstanding borrowings on the Credit Facility at June 30, 2022 or December 31, 2021. Our outstanding letters of credit totaling $2.6 million decreased borrowing availability to $147.4 million under the revolving credit facility as of June 30, 2022. We anticipate utilizing the Credit Facility with more frequency in the near-term to support our domestic working capital needs in response to supply chain disruptions. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. We were in compliance with the financial covenants of the Credit Facility at June 30, 2022. The Credit Facility expires on December 29, 2023.

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

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of June 30, 2022, open purchase obligations totaled $405.3 million, of which $351.3 million are expected to be fulfilled within the remainder of 2022.

We estimate that our capital expenditures will be between $40 and $50 million for the year ending December 31, 2022, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, and competitive, legislative and regulatory factors, among other considerations.

Cash Flows from Operating Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2022	2021
Net income	$0.2	$16.8	$(16.6)
Deferred tax (benefit) provision	(8.0)	5.4	(13.4)
Asset impairment charges, net	3.0	0.2	2.8
Purchase of trading securities, net	(0.5)	(3.1)	2.6
Receivables and other contract assets	(21.5)	(32.5)	11.0
Increase in inventories	(71.5)	(6.6)	(64.9)
Increase in prepaid expenses	(3.8)	(0.1)	(3.7)
Increase in other assets	(4.8)	(0.5)	(4.3)
Increase in accounts payable	22.7	25.5	(2.8)
Increase in other accrued liabilities	2.0	6.6	(4.6)
Increase in customer deposits	14.2	0.9	13.3
Income taxes payable/prepaid	1.8	(7.3)	9.1
Other, net	24.3	25.2	(0.9)
Net cash (used in) provided by operating activities	$(41.9)	$30.5	$(72.4)

Net cash (used in) provided by operating activities decreased $72.4 million for the first six months of 2022 as compared to the first six months of 2021. The decrease was primarily driven by (i) the increase of inventories on hand of $64.9 million due to higher backlog and supply chain disruptions, (ii) lower net income and changes in the deferred tax position of $13.4 million and (iii) the timing of payments on accounts payable and accrued liabilities of $7.4 million. These incremental cash uses were partially offset by (i) the timing of receivables and other contract assets of $11.0 million, (ii) increased customer deposits of $13.3 million associated with increased backlog and (iii) the timing of income tax payments of $9.1 million.

INDEX
Cash Flows from Investing Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2022	2021
Acquisitions, net of cash acquired	$(17.8)	$0.1	$(17.9)
Price adjustment on prior sale of subsidiary	—	(1.1)	1.1
Expenditures for property and equipment	(18.8)	(7.2)	(11.6)
Proceeds from sale of property and equipment	0.2	1.5	(1.3)
Purchase of investments	(0.6)	(0.6)	—
Sale of investments	0.1	0.5	(0.4)
Net cash used in investing activities	$(36.9)	$(6.8)	$(30.1)

Net cash used in investing activities increased by $30.1 million for the first six months of 2022 as compared to the same period in 2021 primarily due to the acquisition of MINDS in the second quarter of 2022 and increased purchases of property and equipment in part due to our manufacturing facility transformation initiative.

Cash Flows from Financing Activities:

	Six Months Ended June 30,		Increase / Decrease
(in millions)	2022	2021
Payment of dividends	$(5.5)	$(5.0)	$(0.5)
Proceeds from (repayments of) borrowings, net on credit facility and bank loans	3.2	(0.4)	3.6
Withholding tax paid upon vesting of share-based compensation awards	(1.6)	(3.2)	1.6
Other, net	0.2	0.5	(0.3)
Net cash used in financing activities	$(3.7)	$(8.1)	$4.4

Net cash used in financing activities decreased by $4.4 million for the first six months of 2022 compared to the same period in 2021 primarily due to increased net proceeds from borrowings under bank loans at our Brazilian site and lower withholding tax payments on the vesting of share-based compensation awards.

Dividends

We paid quarterly dividends of $0.12 and $0.11 per common share to shareholders in the second quarter of 2022 and 2021, respectively.

Share Repurchases

As announced in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of June 30, 2022, the maximum dollar value of shares available for repurchase under the plan is approximately $126.0 million. No shares were repurchased under the plan during the six months ended June 30, 2022, however, we may conduct opportunistic share repurchases under this authorization in future periods, subject to market conditions utilizing cash on hand or borrowings under our Credit Facility.

Financial Condition

Our total current assets increased to $661.5 million as of June 30, 2022 from $636.0 million as of December 31, 2021, an increase of $25.5 million or 4.0%, due primarily to an increase in inventories of $72.4 million, an increase in trade receivables and contract assets of $18.4 million and the recording of $15.4 million assets at our Tacoma site as held for sale partially offset by a decrease in cash, cash equivalents and restricted cash of $83.8 million during the first six months of 2022.

Our total current liabilities increased to $273.4 million as of June 30, 2022 from $223.3 million as of December 31, 2021, an increase of $50.1 million, or 22.4%, due primarily to increased accounts payable, customer deposits and accrued payroll and related liabilities of $22.1 million, $13.2 million and $7.2 million, respectively, during the first six months of 2022.

Contingencies

We have reviewed all claims and lawsuits and have made adequate provision for any losses that are probable and can be reasonably estimated. Based upon currently available information and with the advice of counsel, we believe that the ultimate

INDEX
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

See Note 9. Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of contingent liabilities for customer purchases, various guarantees including letters of credit, advance payments and retention guarantees as well as contingencies related to legal proceedings in which we are involved.

Off-balance Sheet Arrangements

See Note 9. Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of contingent liabilities for customer purchases and various guarantees including letters of credit, advance customer payments and retention guarantees.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal actions arising in the ordinary course of our business. Other than as set forth in Note 9. Commitments and Contingencies, to the unaudited consolidated financial statements and Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 3, 2022	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2022	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)