Form 10-Q
period 2022-09-30
ASTEC INDUSTRIES INC
filed 2022-11-03
CIK 792987

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 28, 2022, there were 22,712,449 shares of Common Stock outstanding.

INDEX
ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$20.8	$134.4
Investments	4.2	8.6
Trade receivables and contract assets, net of allowance for credit losses of $2.6 and $2.3, respectively	160.6	141.7
Other receivables, net of allowance for credit losses of $0.7, respectively	6.3	3.5
Inventories	396.4	298.7
Prepaid and refundable income taxes	18.3	20.5
Prepaid expenses and other assets	22.9	23.5
Assets held for sale	20.1	5.1
Total current assets	649.6	636.0
Property and equipment, net of accumulated depreciation of $238.7 and $248.0, respectively	163.8	171.7
Investments	15.7	12.2
Goodwill	43.8	38.6
Intangible assets, net of accumulated amortization of $42.3 and $38.1, respectively	24.0	22.7
Deferred income tax assets	28.2	16.2
Other long-term assets	19.5	8.4
Total assets	$944.6	$905.8
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.1
Short-term debt	8.8	2.6
Accounts payable	105.3	82.2
Customer deposits	79.3	60.2
Accrued product warranty	10.9	10.5
Accrued payroll and related liabilities	34.9	23.6
Accrued loss reserves	2.1	1.9
Other current liabilities	42.4	42.2
Total current liabilities	283.9	223.3
Long-term debt	1.3	0.2
Deferred income tax liabilities	3.0	1.4
Other long-term liabilities	28.3	29.6
Total liabilities	316.5	254.5
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - authorized 4,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,710,427 as of September 30, 2022 and 22,767,052 as of December 31, 2021	4.5	4.5
Additional paid-in capital	134.4	130.6
Accumulated other comprehensive loss	(46.0)	(32.4)
Company stock held by deferred compensation programs, at cost	(1.1)	(1.2)
Retained earnings	535.9	549.3
Shareholders' equity	627.7	650.8
Noncontrolling interest	0.4	0.5
Total equity	628.1	651.3
Total liabilities and equity	$944.6	$905.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$315.2	$266.9	$924.6	$828.9
Cost of sales	249.8	205.0	732.5	632.7
Gross profit	65.4	61.9	192.1	196.2
Selling, general and administrative expenses	55.0	48.6	161.4	148.3
Research and development expenses	8.5	6.7	23.0	20.0
Restructuring, impairment and other asset charges, net	0.1	0.3	4.5	1.8
Income from operations	1.8	6.3	3.2	26.1
Other income:
Interest expense	(0.6)	(0.2)	(1.6)	(0.6)
Interest income	0.3	0.1	0.7	0.4
Other expenses, net	(0.3)	(0.1)	(0.8)	(0.1)
Income from operations before income taxes	1.2	6.1	1.5	25.8
Income tax provision (benefit)	0.7	(2.9)	0.8	—
Net income	0.5	9.0	0.7	25.8
Net loss attributable to noncontrolling interest	0.2	—	0.2	—
Net income attributable to controlling interest	$0.7	$9.0	$0.9	$25.8
Per share data:
Earnings per common share - Basic	$0.03	$0.40	$0.04	$1.14
Earnings per common share - Diluted	$0.03	$0.39	$0.04	$1.13
Weighted average shares outstanding - Basic	22,837,314	22,761,203	22,824,028	22,712,894
Weighted average shares outstanding - Diluted	22,916,316	22,913,563	22,932,206	22,922,930
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$0.5	$9.0	$0.7	$25.8
Other comprehensive loss:
Foreign currency translation adjustments	(9.2)	(4.5)	(13.5)	(1.2)
Other comprehensive loss	(9.2)	(4.5)	(13.5)	(1.2)
Comprehensive (loss) income	(8.7)	4.5	(12.8)	24.6
Comprehensive loss attributable to noncontrolling interest	0.2	0.1	0.1	0.1
Comprehensive (loss) income attributable to controlling interest	$(8.5)	$4.6	$(12.7)	$24.7
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$0.7	$25.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20.9	22.6
Provision for credit losses	0.9	0.6
Provision for warranties	9.3	8.5
Deferred compensation (benefit) expense	(1.1)	—
Share-based compensation	5.4	4.6
Deferred tax (benefit) provision	(12.6)	0.3
Gain on disposition of property and equipment	(0.4)	(0.5)
Asset impairment charges, net	3.4	0.2
Distributions to deferred compensation programs' participants	(0.9)	(2.4)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(0.7)	(2.4)
Receivables and other contract assets	(25.0)	(30.2)
Inventories	(98.9)	(32.3)
Prepaid expenses	0.9	0.2
Other assets	(10.3)	(3.0)
Accounts payable	25.3	26.6
Accrued loss reserves	0.3	0.1
Accrued payroll and related expenses	11.2	9.3
Other accrued liabilities	0.5	9.7
Accrued product warranty	(8.6)	(8.3)
Customer deposits	21.1	4.0
Income taxes payable/prepaid	1.8	(6.1)
Net cash (used in) provided by operating activities	(56.8)	27.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17.8)	0.1
Price adjustment on prior sale of subsidiary	—	(1.1)
Expenditures for property and equipment	(27.6)	(10.9)
Proceeds from sale of property and equipment	0.7	1.7
Purchase of investments	(0.8)	(0.8)
Sale of investments	0.5	1.8
Net cash used in investing activities	(45.0)	(9.2)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Payment of dividends	(8.3)	(7.5)
Proceeds from borrowings on credit facility and bank loans	50.1	2.5
Repayments of borrowings on credit facility and bank loans	(42.5)	(3.6)
Sale of Company stock by deferred compensation programs, net	0.2	0.6
Withholding tax paid upon vesting of share-based compensation awards	(1.8)	(3.4)
Repurchase of Company stock	(6.1)	—
Net cash used in financing activities	(8.4)	(11.4)
Effect of exchange rates on cash	(3.4)	(0.7)
(Decrease) increase in cash and cash equivalents and restricted cash	(113.6)	6.0
Cash and cash equivalents and restricted cash, beginning of period	134.4	158.6
Cash and cash equivalents and restricted cash, end of period	$20.8	$164.6

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$0.7	$0.2
Income taxes paid	$12.3	$6.7

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$1.2	$0.9

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$2.8	$1.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4
Net loss	—	—	—	—	—	(3.9)	—	(3.9)
Other comprehensive loss	—	—	—	(8.5)	—	—	—	(8.5)
Dividends ($0.12 per share)	—	—	0.1	—	—	(2.7)	—	(2.6)
Share-based compensation	—	—	1.6	—	—	—	—	1.6
Issuance of common stock under incentive plan	27,482	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.3)	—	—	—	—	(0.3)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, June 30, 2022	22,864,529	$4.6	$132.6	$(36.8)	$(1.1)	$544.0	$0.6	$643.9
Net income (loss)	—	—	—	—	—	0.7	(0.2)	0.5
Other comprehensive loss	—	—	—	(9.2)	—	—	—	(9.2)
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	2.0	—	—	—	—	2.0
Issuance of common stock under incentive plan	6,343	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Share repurchases	(160,445)	(0.1)	—	—	—	(6.0)	—	(6.1)
Balance, September 30, 2022	22,710,427	$4.5	$134.4	$(46.0)	$(1.1)	$535.9	$0.4	$628.1

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity (Continued)
(In millions, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	22,611,976	4.5	127.8	(33.5)	(1.5)	543.7	0.5	641.5
Net income	—	—	—	—	—	8.5	—	8.5
Other comprehensive loss	—	—	—	(0.7)	—	—	(0.1)	(0.8)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	103,541	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.0)	—	—	—	—	(3.0)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, March 31, 2021	22,715,517	$4.5	$126.3	$(34.2)	$(1.4)	$549.7	$0.4	$645.3
Net income	—	—	—	—	—	8.3	—	8.3
Other comprehensive income	—	—	—	4.0	—	—	0.1	4.1
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	41,809	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Deferred compensation programs' transactions, net	—	—	0.2	—	0.1	—	—	0.3
Balance, June 30, 2021	22,757,326	$4.6	$127.8	$(30.2)	$(1.3)	$555.5	$0.5	$656.9
Net income	—	—	—	—	—	9.0	—	9.0
Other comprehensive loss	—	—	—	(4.4)	—	—	(0.1)	(4.5)
Dividends ($0.11 per share)	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	5,663	—	(0.1)	—	—	—	—	(0.1)
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, September 30, 2021	22,762,989	$4.6	$129.2	$(34.6)	$(1.2)	$562.0	$0.4	$660.4
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

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net loss attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder, which is undergoing a judicial reorganization in Brazil, to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the

INDEX
financial position as of September 30, 2022 and December 31, 2021 and the cash flows for the nine months ended September 30, 2022 and 2021, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

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

The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. To reflect the correction of the above errors, the Company is revising the previously issued consolidated financial statements for the three and nine months ended September 30, 2021 in this Form 10-Q. The Company is also disclosing the impact of the revisions on the previously filed audited Consolidated Balance Sheet as of December 31, 2021 and the opening balance sheet equity impact for December 31, 2020. As a result, the Company has corrected the misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

INDEX
Balance Sheet

	December 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised
Trade receivables and contract assets, net	$144.1	$(2.4)	$141.7
Inventories	303.0	(4.3)	298.7
Prepaid and refundable income taxes	19.5	1.0	20.5
Total current assets	641.7	(5.7)	636.0
Deferred income tax assets	16.0	0.2	16.2
Total assets	911.3	(5.5)	905.8
Accounts payable	83.5	(1.3)	82.2
Other current liabilities	42.9	(0.7)	42.2
Total current liabilities	225.3	(2.0)	223.3
Total liabilities	256.5	(2.0)	254.5
Retained earnings	552.8	(3.5)	549.3
Shareholders' equity	654.3	(3.5)	650.8
Total equity	654.8	(3.5)	651.3
Total liabilities and equity	911.3	(5.5)	905.8

Statement of Operations

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net sales	$267.0	$(0.1)	$266.9	$829.4	$(0.5)	$828.9
Cost of sales	204.7	0.3	205.0	631.6	1.1	632.7
Gross profit	62.3	(0.4)	61.9	197.8	(1.6)	196.2
Income from operations	6.7	(0.4)	6.3	27.7	(1.6)	26.1
Income from operations before income taxes	6.5	(0.4)	6.1	27.4	(1.6)	25.8
Income tax provision (benefit)	(2.8)	(0.1)	(2.9)	0.4	(0.4)	—
Net income	9.3	(0.3)	9.0	27.0	(1.2)	25.8
Net income attributable to controlling interest	9.3	(0.3)	9.0	27.0	(1.2)	25.8
Per share data:
Earnings per common share - Basic	0.41	(0.01)	0.40	1.19	(0.05)	1.14
Earnings per common share - Diluted	0.41	(0.02)	0.39	1.18	(0.05)	1.13

INDEX
Statements of Comprehensive Income

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net income	$9.3	$(0.3)	$9.0	$27.0	$(1.2)	$25.8
Comprehensive (loss) income	4.8	(0.3)	4.5	25.8	(1.2)	24.6
Comprehensive (loss) income attributable to controlling interest	4.9	(0.3)	4.6	25.9	(1.2)	24.7

Statement of Cash Flow

	Nine Months Ended September 30, 2021
(in millions)	As Previously Reported	Adjustment	As Revised

Net income	$27.0	$(1.2)	$25.8
Receivables and other contract assets	(31.3)	1.1	(30.2)
Inventories	(33.4)	1.1	(32.3)
Other accrued liabilities	10.3	(0.6)	9.7
Income taxes payable/prepaid	(5.7)	(0.4)	(6.1)

Statement of Equity

(in millions)	As Previously Reported	Adjustment	As Revised
Balance, December 31, 2020
Retained Earnings	$545.2	$(1.5)	$543.7
Total Equity	643.0	(1.5)	641.5

Balance, March 31, 2021
Retained Earnings	551.4	(1.7)	549.7
Total Equity	647.0	(1.7)	645.3

Balance, June 30, 2021
Retained Earnings	557.9	(2.4)	555.5
Total Equity	659.3	(2.4)	656.9

Balance, September 30, 2021
Retained Earnings	564.7	(2.7)	562.0
Total Equity	663.1	(2.7)	660.4

Balance, December 31, 2021
Retained Earnings	552.8	(3.5)	549.3
Total Equity	654.8	(3.5)	651.3

INDEX
Note 3. Acquisition

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

Acquisition and integration costs of $0.2 million and $1.1 million were expensed as incurred during the three and nine months ended September 30, 2022, respectively, for this acquisition. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Inventories consist of the following:

(in millions)	September 30, 2022	December 31, 2021
Raw materials and parts	$284.8	$216.1
Work-in-process	73.6	50.4
Finished goods	35.4	28.9
Used equipment	2.6	3.3
Total	$396.4	$298.7

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2022 and December 31, 2021 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.0	$—	$4.0
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	6.1	—	6.1
Municipal bonds	—	0.1	0.1
Floating rate notes	0.4	—	0.4
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.6	5.6
Other	1.3	0.7	2.0
Derivative financial instruments	—	0.5	0.5
Total financial assets	$13.5	$6.9	$20.4
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.0	$5.0
Total financial liabilities	$—	$5.0	$5.0

INDEX

	December 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	3.0	—	3.0
Trading debt securities:
Corporate bonds	3.3	—	3.3
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	3.5	3.5
Other	3.1	1.0	4.1
Derivative financial instruments	—	0.1	0.1
Total financial assets	$16.1	$4.8	$20.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$7.2	$7.2
Total financial liabilities	$—	$7.2	$7.2

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

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Reserve balance, beginning of the period	$11.6	$10.5	$10.5	$10.3
Warranty liabilities accrued	2.9	3.6	9.3	8.5
Warranty liabilities settled	(3.4)	(3.6)	(8.6)	(8.3)
Other	(0.2)	—	(0.3)	—
Reserve balance, end of the period	$10.9	$10.5	$10.9	$10.5

Note 7. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.2 million and $5.8 million at September 30, 2022 and December 31, 2021 respectively, of which $4.1 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.
Note 8. Income Taxes

For the three months ended September 30, 2022, the Company recorded an income tax expense of $0.7 million, reflecting a 58.3% effective tax rate, compared to a $2.9 million income tax benefit for the three months ended September 30, 2021, reflecting a (47.5)% effective tax rate. The income tax expense for the three months ended September 30, 2022 as compared to the benefit in the same period in 2021 was primarily driven by prior year net discrete tax benefits that did not reoccur in the

INDEX
current year related to the release of a valuation allowance associated with the Company's Brazilian subsidiary and a research and development ("R&D") credit partially offset by the tax effect of lower pre-tax earnings.

For the nine months ended September 30, 2022, the Company recorded an income tax provision of $0.8 million, reflecting a 53.3% effective tax rate, compared to nominal expense for the nine months ended September 30, 2021. The income tax expense for the nine months ended September 30, 2022 was higher compared to the same period of 2021 primarily driven by prior year net discrete tax benefits that did not reoccur in the current year related to the release of a valuation allowance associated with the Company's Brazilian subsidiary, a favorable net benefit from the R&D credit and the release of reserves for uncertain tax positions associated with Astec Mobile Machinery GmbH partially offset by the tax effect of lower pre-tax earnings.

The Company's recorded liability for uncertain tax positions was $11.3 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively. The increase is the result of $0.5 million of incremental reserves associated with the 2022 research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of September 30, 2022, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 9. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.2 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively. These arrangements expire at various dates through August 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.2 million for 2022), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.0 million and $1.1 million related to these guarantees which were included in "Other current liabilities" in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.

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

In addition, the Company is contingently liable under letters of credit issued under its $150.0 million revolving credit facility (the "Credit Facility") totaling $2.5 million as of September 30, 2022. The outstanding letters of credit expire at various dates through June 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facility for which the Company could be liable is $30.0 million as of September 30, 2022. As of September 30, 2022, the Company's foreign subsidiaries are contingently liable for a total of $1.4 million in letters of credit and bank guarantees securing performance and advance payments. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $6.5 million as of September 30, 2022.

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

INDEX

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

INDEX
Note 10. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine month periods ended September 30, 2022 and 2021 (excluding intercompany sales):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$105.9	$60.6	$0.8	$167.3	$94.4	$37.6	$—	$132.0
Parts and component sales	46.3	21.8	0.1	68.2	40.3	20.0	—	60.3
Service and equipment installation revenue	5.2	0.3	—	5.5	3.2	0.1	—	3.3
Used equipment sales	3.2	—	—	3.2	0.9	0.1	—	1.0
Freight revenue	5.3	2.1	—	7.4	4.8	1.4	—	6.2
Other	0.2	(2.5)	0.1	(2.2)	(0.4)	(0.6)	—	(1.0)
Total domestic revenue	166.1	82.3	1.0	249.4	143.2	58.6	—	201.8

Net Sales-International:
Equipment sales	23.8	17.7	0.3	41.8	20.6	21.8	—	42.4
Parts and component sales	10.1	9.6	—	19.7	8.7	10.1	—	18.8
Service and equipment installation revenue	1.0	0.9	0.1	2.0	0.8	0.6	—	1.4
Used equipment sales	0.3	1.0	—	1.3	0.8	0.8	—	1.6
Freight revenue	0.6	0.3	—	0.9	0.4	0.4	—	0.8
Other	—	—	0.1	0.1	—	0.1	—	0.1
Total international revenue	35.8	29.5	0.5	65.8	31.3	33.8	—	65.1
Total net sales	$201.9	$111.8	$1.5	$315.2	$174.5	$92.4	$—	$266.9

INDEX

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$315.2	$162.0	$0.9	$478.1	$276.0	$123.0	$—	$399.0
Parts and component sales	146.4	63.7	0.1	210.2	132.8	59.0	—	191.8
Service and equipment installation revenue	17.8	0.6	—	18.4	12.9	0.3	—	13.2
Used equipment sales	5.2	—	—	5.2	6.6	0.8	—	7.4
Freight revenue	18.1	5.9	—	24.0	15.0	4.7	—	19.7
Other	0.4	(4.1)	0.1	(3.6)	(0.8)	(1.5)	—	(2.3)
Total domestic revenue	503.1	228.1	1.1	732.3	442.5	186.3	—	628.8

Net Sales-International:
Equipment sales	67.4	50.5	1.1	119.0	77.1	55.6	—	132.7
Parts and component sales	33.4	29.4	0.1	62.9	30.5	26.0	—	56.5
Service and equipment installation revenue	2.8	2.1	0.3	5.2	2.6	1.4	—	4.0
Used equipment sales	0.5	1.6	—	2.1	0.9	2.0	—	2.9
Freight revenue	1.8	1.0	—	2.8	1.9	1.5	—	3.4
Other	—	0.2	0.1	0.3	0.3	0.3	—	0.6
Total international revenue	105.9	84.8	1.6	192.3	113.3	86.8	—	200.1
Total net sales	$609.0	$312.9	$2.7	$924.6	$555.8	$273.1	$—	$828.9

Sales into major geographic regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
United States	$249.4	$201.8	$732.3	$628.8
Canada	12.9	16.7	49.2	54.2
Australia	10.8	10.7	31.3	31.9
Africa	10.9	9.9	25.9	26.0
Europe	9.1	7.4	22.4	31.8
Brazil	7.7	8.0	18.5	17.1
South America	4.5	2.5	17.1	11.5
Mexico	4.2	1.3	9.1	11.7
Asia	1.5	5.5	8.6	9.2
Central America	3.9	1.6	7.5	3.4
Other	0.3	1.5	2.7	3.3
Total foreign	65.8	65.1	192.3	200.1
Total net sales	$315.2	$266.9	$924.6	$828.9

As of September 30, 2022, the Company had contract assets of $4.5 million and contract liabilities, excluding customer deposits, of $4.5 million, including $3.0 million of deferred revenue related to extended warranties. As of December 31, 2021, the

INDEX
Company had contract assets of $3.2 million and contract liabilities, excluding customer deposits, of $5.6 million, including $2.7 million of deferred revenue related to extended warranties.

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

Beginning January 1, 2022, the measure of segment profit or loss used by the Company's Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments changed to Segment Operating Adjusted EBITDA. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

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

Corporate and Other – The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites. The controls and automation business manufactures hardware and software products that are marketed independently as well as included in certain products of the Company's other segments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

INDEX
Segment Information:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$201.9	$111.8	$1.5	$315.2	$174.5	$92.4	$—	$266.9
Intersegment sales	1.9	14.1	—	16.0	1.1	9.1	—	10.2
Segment Operating Adjusted EBITDA	17.6	13.1	(14.2)	16.5	18.3	10.7	(12.9)	16.1

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$609.0	$312.9	$2.7	$924.6	$555.8	$273.1	$—	$828.9
Intersegment sales	7.0	35.8	—	42.8	4.0	19.9	—	23.9
Segment Operating Adjusted EBITDA	49.9	34.8	(36.3)	48.4	61.0	36.3	(39.8)	57.5

A reconciliation of total segment profit to the Company's consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Reconciliation to total consolidated net income attributable to controlling interest
Segment Operating Adjusted EBITDA	$16.5	$16.1	$48.4	$57.5
Adjustments:
Transformation program	(7.0)	(2.4)	(18.7)	(7.7)
Facility closures and reduction in force	(0.1)	(0.5)	(1.5)	(2.1)
Asset impairment	(0.4)	—	(3.4)	(0.2)
Gain on sale of property and equipment, net	0.4	0.2	0.4	0.5
Transaction costs	(0.5)	—	(1.9)	—
Interest expense, net	(0.3)	(0.1)	(0.9)	(0.2)
Depreciation and amortization	(7.3)	(7.5)	(20.9)	(22.6)
Income tax (provision) benefit	(0.7)	2.9	(0.8)	—
Net loss attributable to noncontrolling interest	0.2	—	0.2	—
(Elimination) recapture of intercompany profit	(0.1)	0.3	—	0.6
Total consolidated net income attributable to controlling interest	$0.7	$9.0	$0.9	$25.8

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

The Company also has a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across the global organization underway, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees.

INDEX

In addition, beginning in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for the Company's other manufacturing facilities.

Costs incurred of $7.0 million and $18.7 million related to these strategic transformational initiatives in the three and nine months ended September 30, 2022, respectively, are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Costs totaling $2.4 million and $7.7 million were incurred in the three and nine months ended September 30, 2021, respectively.

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

Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Restructuring charges:
Costs associated with closing Tacoma	$—	$0.1	$0.8	$1.1
Costs associated with closing Enid	0.1	0.4	0.7	0.4
Costs associated with closing Mequon	—	—	—	0.6
Total restructuring related charges	0.1	0.5	1.5	2.1

Asset impairment charges:
Other impairment charges	0.4	—	3.4	0.2
Total asset impairment charges	0.4	—	3.4	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.4)	(0.2)	(0.4)	(0.5)
Total gain on sale of property and equipment, net	(0.4)	(0.2)	(0.4)	(0.5)

Restructuring, impairment and other asset charges, net	$0.1	$0.3	$4.5	$1.8

Restructuring charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$0.1	$0.5	$1.5	$1.5
Materials Solutions	—	—	—	0.6
Total restructuring related charges	$0.1	$0.5	$1.5	$2.1

INDEX
Impairment charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$0.4	$—	$2.5	$—
Materials Solutions	—	—	—	0.2
Corporate and Other	—	—	0.9	—
Total impairment charges	$0.4	$—	$3.4	$0.2

Net gains on sale of property and equipment by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Infrastructure Solutions	$(0.4)	$(0.2)	$(0.4)	$(0.4)
Materials Solutions	—	—	—	(0.1)
Total gain on sale of property and equipment, net	$(0.4)	$(0.2)	$(0.4)	$(0.5)

Restructuring charges accrued, but not paid, were $0.2 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.1 million and $1.1 million of restructuring related charges during the three and nine months ended September 30, 2021, respectively, in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. Additional restructuring costs of $0.8 million were incurred during the three months ended March 31, 2022. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being actively marketed for sale, as held for sale in its Consolidated Balance Sheets at September 30, 2022.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location ("Enid") were impaired and discontinued. Additional restructuring costs of $0.1 million and $0.7 million were incurred during the three and nine months ended September 30, 2022, respectively. Enid's land and building assets totaling $5.1 million were included in "Assets held for sale" in the Consolidated Balance Sheets as of December 31, 2021. An impairment charge of $0.4 million was incurred during the third quarter of 2022 to record these assets at fair value less estimated costs to sell, which reduced the balance recorded at September 30, 2022 to $4.7 million. This property continues to be actively marketed for sale.

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

In June 2020, the Company announced the closing of the Mequon site in order to simplify and consolidate operations. The Mequon facility ceased production operations in August 2020. Charges totaling $0.6 million were incurred during the nine months ended September 30, 2021.

During the second quarter of 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor, which had been prepaid, would not be recovered. Impairment charges of $2.1 million were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the three months ended June 30, 2022. An additional $0.9 million of impairment charges were incurred related to abandoned in-process internally developed software that was determined to be impaired during the second quarter of 2022.

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

INDEX
The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator:
Denominator for basic earnings per common share	22,837,314	22,761,203	22,824,028	22,712,894
Effect of dilutive securities	79,002	152,360	108,178	210,036
Denominator for diluted earnings per common share	22,916,316	22,913,563	22,932,206	22,922,930

Antidilutive restricted stock units excluded from the calculation of diluted earnings per share	124,229	—	32,218	52,041

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

Executive Summary

Highlights of our financial results for the three months ended September 30, 2022 as compared to the same period of the prior year include the following:

•Net sales were $315.2 million, an increase of 18.1%

•Gross profit was $65.4 million, an increase of 5.7%

•Income from operations decreased $4.5 million to $1.8 million

•Net income attributable to Astec decreased 92.2% to $0.7 million

•Diluted earnings per share were $0.03, a decrease of 92.3%

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

See Note 2. Immaterial Error Correction of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the revision impact on the corresponding prior year three and nine months ended September 30, 2021.

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

Costs incurred during the three and nine months ended September 30, 2022 were $7.0 million and $18.7 million, respectively, which represent costs directly associated with the SFG initiatives and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, at September 30, 2022, we have capitalized $12.1 million in deferred implementation costs associated with the ERP implementation that will be amortized ratably over the remaining contract term once the ERP is ready for use, which are recorded in "Other long-term assets" in the Consolidated Balance Sheets.

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

Share Repurchases – We completed a series of repurchases under our approved share repurchase program during the three months ended September 30, 2022, acquiring 160,445 shares at an aggregate repurchase price of approximately $6.1 million. As of September 30, 2022, $119.7 million remains available for repurchase under the approved share repurchase program.

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

Tacoma Site Closure – In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being actively marketed for sale, are included in "Assets held for sale" in the Consolidated Balance Sheets at September 30, 2022.

INDEX

Industry and Business Condition

Our financial performance is affected by a number of factors, including the cyclical nature and varying conditions of the markets we serve. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to the amount of public sector spending on infrastructure development, privately funded infrastructure development and changes in the prices of liquid asphalt, oil, natural gas and steel. In addition, many of our markets are highly competitive, and our products compete worldwide with similar products produced and sold by a number of other manufacturers and dealers.

We experienced continual strengthening of our backlog of orders throughout 2021, which has continued to grow during the first nine months of 2022 across our global organization. The backlog of orders as of September 30, 2022 was $969.0 million compared to $620.5 million as of September 30, 2021, an increase of $348.5 million or 56.2%. Increased orders are driven by (i) the continuation of the pent-up demand experienced in 2021 influenced by both customer retail and dealer inventory replenishment, (ii) ongoing economic uncertainty and longer lead times related to higher demand and (iii) the infrastructure investment by the United States' government under the Infrastructure Investment and Jobs Act ("IIJA") enacted in November 2021. In addition, we are continuing to experience constrained production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil prices increased throughout the prior year and entering 2022. Although stabilizing in 2022, oil prices continue to remain at relatively high levels with price volatility making it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, including the ongoing impact of the conflict in Ukraine, we anticipate that oil prices will remain at relatively high levels throughout the remainder of 2022.

Steel is a major component of our equipment. Driven by supply constraints, steel prices increased throughout the prior year. We anticipate that steel demand will remain relatively steady through the end of 2022, driven by the IIJA domestically and impacted by international production capacity being restricted by the conflict in Ukraine. However, we have observed a recent slowing in market demand and reduced lead times as buyers are continuing to restrict purchases to immediate needs. As a result, while steel prices have stabilized, they continue to remain at historically high levels. We anticipate that trend will remain consistent through the balance of 2022 and heading into 2023. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products will continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the recent volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all of the increases in steel costs to our customers, which negatively impacts our gross profit and margins.

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

Results of Operations

Net Sales

Net sales for the third quarter of 2022 were $315.2 million compared to $266.9 million for the third quarter of 2021, an increase of $48.3 million or 18.1%. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $34.7 million, (ii) parts and component sales of $8.8 million, (iii) service and equipment installation revenue of $2.8 million, (iv) used equipment sales of $1.9 million and (v) freight revenue of $1.3 million partially offset by decreased other revenue of $1.2 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers. Included in these net increases is $1.5 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2022 would have been $6.7 million higher had third quarter 2022 foreign exchange rates been the same as third quarter 2021 rates.

Net sales for the first nine months of 2022 were $924.6 million compared to $828.9 million for the first nine months of 2021, an increase of $95.7 million or 11.5%. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $65.4 million, (ii) parts and component sales of $24.8 million, (iii) service and equipment installation revenue of $6.4 million and (iv) freight revenue of $3.7 million partially offset by decreased used equipment sales of $3.0 million. Included in these net increases is $2.7 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2022 would have been $13.5 million higher had the first nine months of 2022 foreign exchange rates been the same as the first nine months of 2021 rates.

Domestic sales for the third quarter of 2022 were $249.4 million or 79.1% of consolidated net sales compared to $201.8 million or 75.6% of consolidated net sales for the third quarter of 2021, an increase of $47.6 million or 23.6%. Domestic sales increased primarily due to: (i) $35.3 million higher equipment sales (ii) $7.9 million higher parts and component sales, (iii) $2.2 million higher service and equipment installation revenue, (iv) $2.2 million higher used equipment sales and (v) $1.2 million higher freight revenue. These increases were partially offset by decreased other revenue of $1.2 million primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers. Included in these increases is $1.0 million of incremental net sales from an acquired business.

Domestic sales for the first nine months of 2022 were $732.3 million or 79.2% of consolidated net sales compared to $628.8 million or 75.9% of consolidated net sales for the first nine months of 2021, an increase of $103.5 million or 16.5%. Domestic sales increased primarily due to: (i) $79.1 million higher equipment sales (ii) $18.4 million higher parts and component sales, (iii) $5.2 million higher service and equipment installation revenue and (iv) $4.3 million higher freight revenue. These increases were partially offset by lower used equipment sales of $2.2 million. Included in these net increases is $1.1 million of incremental net sales from an acquired business.

International sales for the third quarter of 2022 were $65.8 million or 20.9% of consolidated net sales compared to $65.1 million or 24.4% of consolidated net sales for the third quarter of 2021, an increase of $0.7 million or 1.1%. International sales increased primarily due to higher parts and components sales and service and equipment installation revenue of $0.9 million and $0.6 million, respectively. These increases were partially offset by lower new equipment sales of $0.6 million. Included in these increases is $0.5 million of incremental net sales from an acquired business.

International sales for the first nine months of 2022 were $192.3 million or 20.8% of consolidated net sales compared to $200.1 million or 24.1% of consolidated net sales for the first nine months of 2021, a decrease of $7.8 million or 3.9%. International sales decreased primarily due to $13.7 million lower equipment sales partially offset by $6.4 million higher parts and component sales. Included in these net increases is $1.6 million of incremental net sales from an acquired business.

Gross Profit

Gross profit for the third quarter of 2022 was $65.4 million or 20.7% of net sales as compared to $61.9 million or 23.2% of net sales for the third quarter of 2021, an increase of $3.5 million or 5.7%. The increase was primarily driven by net favorable volume, pricing and mix that generated $38.7 million higher gross profit. These increases were partially offset by the impact of inflation on materials, labor and overhead of $29.0 million and manufacturing inefficiencies of $6.8 million largely due to logistics and manufacturing throughput disruptions.

Gross profit for the first nine months of 2022 was $192.1 million or 20.8% of net sales as compared to $196.2 million or 23.7% of net sales for the first nine months of 2021, a decrease of $4.1 million or 2.1%. The decrease was primarily driven by the impact of inflation on materials, labor and overhead of $88.8 million and manufacturing inefficiencies of $7.8 million largely due to logistics and manufacturing throughput disruptions. These decreases were partially offset by the impact of net favorable volume, pricing and mix that generated $91.5 million higher gross profit.

INDEX
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million, or 13.2%, to $55.0 million or 17.4% of net sales for the third quarter of 2022, compared to $48.6 million or 18.2% of net sales for the third quarter of 2021 primarily due to: (i) $4.6 million increased costs related to our SFG transformation program, (ii) increased consulting fees of $1.1 million, (iii) incremental expenses associated with the acquisition of MINDS that was completed in April 2022 of $0.8 million, (iv) increased travel costs due to the return of in-person business activities of $0.6 million and (v) $0.5 million of acquisition and integration related costs. These increases were partially offset by lower depreciation and amortization expense of $0.9 million and reduced expenses related to closing a site location of $0.7 million.

Selling, general and administrative expenses increased $13.1 million, or 8.8%, to $161.4 million or 17.5% of net sales for the first nine months of 2022, compared to $148.3 million or 17.9% of net sales for the first nine months of 2021 primarily due to: (i) $11.0 million increased costs related to our SFG transformation program, (ii) $3.4 million of exhibit, promotional and travel costs due to the return of in-person industry conferences and business activities, (iii) $1.9 million of acquisition and integration related costs primarily associated with the acquisition of MINDS and (iv) incremental expenses associated with MINDS of $1.7 million. These increases were partially offset by: (i) lower depreciation and amortization expense of $2.7 million, (ii) reduced expenses related to closing a site location of $1.5 million and (iii) lower net payroll and employee benefit costs of $2.0 million driven by lower health insurance claims experience of $7.7 million and reduced deferred compensation program costs associated with our stock price changes of $1.3 million which were offset by increased headcount throughout our organization.
Research and Development Expenses

Research and development expenses increased $1.8 million or 26.9% to $8.5 million in the third quarter of 2022 from $6.7 million in the third quarter of 2021. Research and development expenses increased $3.0 million or 15.0% to $23.0 million for the first nine months of 2022 from $20.0 million for the first nine months of 2021. Increased research and development costs were primarily driven by higher prototype materials costs and increased personnel-related expenses.

Restructuring, Impairment and Other Asset Charges, Net

We are in the process of a strategic transformation under which we have completed various restructuring and right-sizing actions. In addition, we have incurred certain asset impairment costs. Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and nine month periods ended September 30, 2022 and 2021 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Restructuring charges:
Costs associated with closing Tacoma	$—	$0.1	$0.8	$1.1
Costs associated with closing Enid	0.1	0.4	0.7	0.4
Costs associated with closing Mequon	—	—	—	0.6
Total restructuring related charges	0.1	0.5	1.5	2.1

Asset impairment charges:
Other impairment charges	0.4	—	3.4	0.2
Total asset impairment charges	0.4	—	3.4	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.4)	(0.2)	(0.4)	(0.5)
Total gain on sale of property and equipment, net	(0.4)	(0.2)	(0.4)	(0.5)

Restructuring, impairment and other asset charges, net	$0.1	$0.3	$4.5	$1.8

See Note 12. "Strategic Transformation and Restructuring, Impairment and Other Asset Charges" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken and the impairment charges recorded.

INDEX
Income Tax Provision

Our income tax expense for the third quarter of 2022 was $0.7 million compared to an income tax benefit of $2.9 million for the third quarter of 2021. Our effective income tax rate was 58.3% for the third quarter of 2022 compared to (47.5)% for the third quarter of 2021. The income tax expense for the three months ended September 30, 2022 as compared to benefit in the same period in 2021 was primarily driven by prior year net discrete tax benefits that did not reoccur in the current year related to the release of a valuation allowance associated with our Brazilian subsidiary and a research and development ("R&D") credit partially offset by the tax effect of lower pre-tax earnings.

Our income tax expense for the first nine months of 2022 was $0.8 million, reflecting a 53.3% effective tax rate, compared to nominal expense for the first nine months of 2021. The income tax expense for the nine months ended September 30, 2022 was higher compared to the same period of 2021 primarily driven by prior year net discrete tax benefits that did not reoccur in the current year related to the release of a valuation allowance associated with our Brazilian subsidiary, a favorable net benefit from the R&D credit and the release of reserves for uncertain tax positions associated with Astec Mobile Machinery GmbH partially offset by the tax effect of lower pre-tax earnings.

Backlog

The backlog of orders as of September 30, 2022 was $969.0 million compared to $620.5 million as of September 30, 2021, an increase of $348.5 million or 56.2%. Domestic backlog increased $304.1 million or 59.8% to $812.7 million and international backlog increased $44.4 million or 39.7% to $156.3 million. The backlog increased $258.8 million to $600.2 million in the Infrastructure Solutions segment and increased $87.2 million to $366.3 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and totaled $2.5 million as of September 30, 2022. Increased orders were driven by (i) the continuation of the pent-up demand experienced in 2021 influenced by both customer retail and dealer inventory replenishment, (ii) ongoing economic uncertainty and longer lead times related to higher demand and (iii) the infrastructure investment by the United States' government under the IIJA enacted in November 2021.

Segment Net Sales - Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$201.9	$174.5	$27.4	15.7%
Materials Solutions	111.8	92.4	19.4	21.0%
Corporate and Other	1.5	—	1.5	100.0%

Infrastructure Solutions

Sales in this segment were $201.9 million for the third quarter of 2022 compared to $174.5 million for the same period in 2021, an increase of $27.4 million or 15.7%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $14.7 million, (ii) parts and component sales of $7.4 million, (iii) service and equipment installation revenue of $2.2 million, (iv) used equipment sales of $1.8 million, (v) freight revenue of $0.7 million and (vi) other revenue of $0.6 million.

Domestic sales for the Infrastructure Solutions segment increased $22.9 million or 16.0% for the third quarter of 2022 compared to the same period in 2021 primarily due to (i) increased new equipment sales of $11.5 million, (ii) increased parts and component sales of $6.0 million, (iii) increased used equipment sales of $2.3 million, (iv) increased service and equipment installation sales of $2.0 million, (v) increased other revenue of $0.6 million and (vi) increased freight revenue of $0.5 million.

International sales for the Infrastructure Solutions segment increased $4.5 million or 14.4% for the third quarter of 2022 compared to the same period in 2021 primarily due to increased new equipment and parts and component sales of $3.2 million and $1.4 million, respectively. These increases were partially offset by lower used equipment sales of $0.5 million.

Materials Solutions

Sales in this segment were $111.8 million for the third quarter of 2022 compared to $92.4 million for the same period in 2021, an increase of $19.4 million or 21.0%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $18.9 million, (ii) parts and component sales of $1.3 million, (iii) freight revenue of $0.6 million and (iv) service and equipment installation revenue of $0.5 million. These increases were partially offset by decreased other revenue of $2.0 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $23.7 million or 40.4% for the third quarter of 2022 compared to the same period in 2021 driven by increased (i) equipment sales of $23.0 million, (ii) parts and component sales of $1.8 million

INDEX
and (iii) freight revenue of $0.7 million. These increases were partially offset by decreased other revenue of $1.9 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment decreased $4.3 million or 12.7% for the third quarter of 2022 compared to the same period in 2021 primarily due to decreased new equipment sales of $4.1 million.

Segment Net Sales - Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$609.0	$555.8	$53.2	9.6%
Materials Solutions	312.9	273.1	39.8	14.6%
Corporate and Other	2.7	—	2.7	100.0%

Infrastructure Solutions

Sales in this segment were $609.0 million for the first nine months of 2022 compared to $555.8 million for the same period in 2021, an increase of $53.2 million or 9.6%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $29.5 million, (ii) parts and component sales of $16.5 million, (iii) service and equipment installation revenue of $5.1 million and (iv) freight revenue of $3.0 million. These increases were partially offset by lower used equipment sales of $1.8 million.

Domestic sales for the Infrastructure Solutions segment increased $60.6 million or 13.7% for the first nine months of 2022 compared to the same period in 2021 primarily due to (i) increased new equipment sales of $39.2 million, (ii) increased parts and component sales of $13.6 million, (iii) increased service and equipment installation sales of $4.9 million and (iv) increased freight revenue of $3.1 million. These increases were partially offset by lower used equipment sales of $1.4 million.

International sales for the Infrastructure Solutions segment decreased $7.4 million or 6.5% for the first nine months of 2022 compared to the same period in 2021 primarily due to lower equipment sales of $9.7 million partially offset by increased parts and component sales of $2.9 million.

Materials Solutions

Sales in this segment were $312.9 million for the first nine months of 2022 compared to $273.1 million for the same period in 2021, an increase of $39.8 million or 14.6%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased new equipment and parts and component sales of $33.9 million and $8.1 million, respectively. These increases were partially offset by decreased other revenue of $2.7 million primarily driven by increased utilization of our interest subsidy programs offered to some of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $41.8 million or 22.4% for the first nine months of 2022 compared to the same period in 2021, driven by increased new equipment and parts and component sales of $39.0 million and $4.7 million, respectively. These increases were partially offset by decreased other revenue of $2.6 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers and decreased used equipment sales $0.8 million.

International sales for the Materials Solutions segment decreased $2.0 million or 2.3% for the first nine months of 2022 compared to the same period in 2021 primarily due to lower new equipment sales and freight revenue of $5.1 million and $0.5 million, respectively, partially offset by increased parts and component sales of $3.4 million.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. This non-GAAP financial measure can be useful to investors in understanding operating results and the performance of our core business from management's perspective. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 11. "Segment Information," of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

INDEX
Segment Operating Adjusted EBITDA-Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$17.6	$18.3	$(0.7)	(3.8)%
Materials Solutions	13.1	10.7	2.4	22.4%
Corporate and Other	(14.2)	(12.9)	(1.3)	(10.1)%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $17.6 million for the third quarter of 2022 compared to $18.3 million for the same period in 2021, a decrease of $0.7 million or 3.8%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $18.5 million, manufacturing inefficiencies of $4.1 million largely due to logistics and manufacturing throughput disruptions, increased general and administrative costs of $2.3 million and higher research and development costs of $1.0 million. These increased costs were partially offset by the impact of favorable net volume, pricing and mix that generated $24.4 million higher gross profit and reduced expenses related to closed site locations of $0.7 million.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $13.1 million for the third quarter of 2022 compared to $10.7 million for the same period in 2021, an increase of $2.4 million or 22.4%. The increase in Segment Operating Adjusted EBITDA between periods resulted primarily from the impact of favorable net volume, pricing and mix that generated $14.2 million higher gross profit and lower general and administrative costs of $1.2 million. These increases were partially offset by the impact of higher inflation on materials, labor and overhead costs of $10.5 million and manufacturing inefficiencies of $2.4 million largely due to logistics and manufacturing throughput disruptions.

Corporate and Other: Corporate and Other operations had net expenses of $14.2 million for the third quarter of 2022 compared to $12.9 million for the third quarter of 2021, an increase of $1.3 million or 10.1%. The increase in expenses was primarily driven by personnel costs including employee benefit and travel costs.

Segment Operating Adjusted EBITDA-Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2022	2021
Infrastructure Solutions	$49.9	$61.0	$(11.1)	(18.2)%
Materials Solutions	34.8	36.3	(1.5)	(4.1)%
Corporate and Other	(36.3)	(39.8)	3.5	8.8%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $49.9 million for the first nine months of 2022 compared to $61.0 million for the same period in 2021, a decrease of $11.1 million or 18.2%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $55.1 million, increased general and administrative costs of $6.3 million and manufacturing inefficiencies of $3.8 million largely due to logistics and manufacturing throughput disruptions. Incorporated in these increased costs is a $3.5 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Infrastructure Solutions segment in the current year. These increased costs were partially offset by the impact of favorable net volume, pricing and mix that generated $54.1 million higher gross profit and reduced expenses related to closed site locations of $1.5 million.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $34.8 million for the first nine months of 2022 compared to $36.3 million for the same period in 2021, a decrease of $1.5 million or 4.1%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $33.7 million, increased general and administrative costs of $1.2 million and manufacturing inefficiencies of $3.8 million due to supply chain and logistics disruptions. Incorporated in these increased costs is a $1.5 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Materials Solutions segment in the current year. These increased costs were partially offset by the impact of favorable net volume, pricing and mix that generated $37.3 million higher gross profit.

Corporate and Other: Corporate and Other operations had net expenses of $36.3 million for the first nine months of 2022 compared to $39.8 million for the first nine months of 2021, a decrease of $3.5 million or 8.8%. The decrease in expenses was driven by: (i) lower net annual incentive compensation of $3.5 million due to $5.0 million that was recorded within Infrastructure Solutions and Materials Solutions in the current year as compared to at Corporate in the prior year period, (ii) reduced deferred compensation program cost driven by our stock price changes of $1.3 million and (iii) reduced consulting fees of $1.2 million. These decreases were partially offset by increases in payroll and share-based compensation expenses of $2.3 million.

INDEX
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $150.0 million revolving credit facility (the "Credit Facility") and cash flows from operations. At September 30, 2022, we had total cash, cash equivalents and restricted cash of $20.8 million. Cash and cash equivalents available for operating purposes was $18.4 million, which was predominantly held by our foreign subsidiaries and is considered to be indefinitely invested in those jurisdictions. In April 2022, we acquired MINDS with a total cash consideration paid to the selling shareholders of $19.3 million funded from cash on hand. Our future cash requirements include working capital needs, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, the SFG transformation, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

We had $1.2 million in outstanding borrowings on the Credit Facility at September 30, 2022 and no outstanding borrowings at December 31, 2021. Our outstanding letters of credit totaling $2.5 million decreased borrowing availability to $146.3 million under the revolving credit facility as of September 30, 2022. We anticipate continuing to utilize the Credit Facility with more frequency in the near-term to support our domestic working capital needs in response to supply chain disruptions. The Credit Facility agreement contains certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with the financial covenants of the Credit Facility at September 30, 2022. The Credit Facility expires on December 29, 2023.

Certain of our international subsidiaries in South Africa, Australia, Brazil, Canada and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of September 30, 2022, open purchase obligations totaled $326.7 million, of which $215.4 million are expected to be fulfilled within the remainder of 2022.

We estimate that our capital expenditures will be between $35 and $45 million for the year ending December 31, 2022, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, and competitive, legislative and regulatory factors, among other considerations.

Cash Flows from Operating Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2022	2021
Net income	$0.7	$25.8	$(25.1)
Deferred tax (benefit) provision	(12.6)	0.3	(12.9)
Asset impairment charges, net	3.4	0.2	3.2
Receivables and other contract assets	(25.0)	(30.2)	5.2
Increase in inventories	(98.9)	(32.3)	(66.6)
Increase in other assets	(10.3)	(3.0)	(7.3)
Increase in accounts payable	25.3	26.6	(1.3)
Increase in other accrued liabilities	0.5	9.7	(9.2)
Increase in accrued payroll and related expenses	11.2	9.3	1.9
Increase in customer deposits	21.1	4.0	17.1
Income taxes payable/prepaid	1.8	(6.1)	7.9
Other, net	26.0	23.0	3.0
Net cash (used in) provided by operating activities	$(56.8)	$27.3	$(84.1)

During the nine months ended September 30, 2022, we used $56.8 million of cash in our operating activities as compared to generating $27.3 million of cash from operating activities in the corresponding prior period representing a change of $84.1

INDEX
million. Changes in the cash from operations was primarily driven by the following net usages: (i) the increase of inventories on hand of $66.6 million due to higher backlog and supply chain disruptions, (ii) lower net income of $25.1 million, (iii) changes in the deferred tax position of $12.9 million, (iv) the timing of payments on accounts payable and accrued liabilities of $10.5 million and (v) increases in other assets of $7.3 million. These net cash usages were partially offset by changes in cash generated by: (i) increased customer deposits of $17.1 million associated with increased backlog, (ii) the timing of income tax payments of $7.9 million and (iii) the timing of receivables and other contract assets of $5.2 million.

Cash Flows from Investing Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2022	2021
Acquisitions, net of cash acquired	$(17.8)	$0.1	$(17.9)
Price adjustment on prior sale of subsidiary	—	(1.1)	1.1
Expenditures for property and equipment	(27.6)	(10.9)	(16.7)
Proceeds from sale of property and equipment	0.7	1.7	(1.0)
Purchase of investments	(0.8)	(0.8)	—
Sale of investments	0.5	1.8	(1.3)
Net cash used in investing activities	$(45.0)	$(9.2)	$(35.8)

Net cash used in investing activities increased by $35.8 million for the first nine months of 2022 as compared to the same period in 2021 primarily due to the acquisition of MINDS in the second quarter of 2022 and increased purchases of property and equipment in part due to our manufacturing facility transformation initiative.

Cash Flows from Financing Activities:

	Nine Months Ended September 30,		Increase / Decrease
(in millions)	2022	2021
Payment of dividends	$(8.3)	$(7.5)	$(0.8)
Proceeds from (repayments of) borrowings, net on credit facility and bank loans	7.6	(1.1)	8.7
Withholding tax paid upon vesting of share-based compensation awards	(1.8)	(3.4)	1.6
Repurchase of Company stock	(6.1)	—	(6.1)
Other, net	0.2	0.6	(0.4)
Net cash used in financing activities	$(8.4)	$(11.4)	$3.0

Net cash used in financing activities decreased by $3.0 million for the first nine months of 2022 compared to the same period in 2021 primarily due to increased net proceeds from borrowings and lower withholding tax payments on the vesting of share-based compensation awards partially offset by repurchases of stock under our share repurchase program.

Dividends

We paid quarterly dividends of $0.12 and $0.11 per common share to shareholders in the third quarter of 2022 and 2021, respectively.

Share Repurchases

As announced in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. During the three months ended September 30, 2022, 160,445 shares were repurchased under the plan, totaling approximately $6.1 million. As of September 30, 2022, $119.7 million remains available for repurchase under the approved share repurchase program. We may continue to conduct opportunistic share repurchases under this authorization in future periods, subject to market conditions, utilizing cash on hand or borrowings under our Credit Facility. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities.

INDEX
Financial Condition

Our total current assets increased to $649.6 million as of September 30, 2022 from $636.0 million as of December 31, 2021, an increase of $13.6 million or 2.1%, due primarily to an increase in inventories of $97.7 million, an increase in trade receivables and contract assets of $18.9 million and the recording of $15.4 million assets at our Tacoma site as held for sale partially offset by a decrease in cash, cash equivalents and restricted cash of $113.6 million during the first nine months of 2022.

Our total current liabilities increased to $283.9 million as of September 30, 2022 from $223.3 million as of December 31, 2021, an increase of $60.6 million, or 27.1%, due primarily to increased accounts payable, customer deposits and accrued payroll and related liabilities of $23.1 million, $19.1 million and $11.3 million, respectively, during the first nine months of 2022. Current liabilities also increased due to additional net borrowings of $6.2 million on short-term debt facilities in order to meet working capital needs at certain of our international sites.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of our common stock during the three months ended September 30, 2022:

(in millions, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
August 1, 2022 - August 31, 2022	33,768	$38.39	33,768	$124.6
September 1, 2022 - September 30, 2022	126,677	$38.27	126,677	119.7
Total	160,445		160,445
(a) The average price paid per share includes applicable broker's fees and commissions.
(b) On July 30, 2018, we announced a share repurchase program authorizing the repurchase of up to $150 million of our common stock. Under the authorization, repurchases may be made from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act, or in privately negotiated transactions. No time limit was set for completion of repurchases under the share repurchase program and the share repurchase program may be suspended or discontinued at any time.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 3, 2022	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2022	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)