Form 10-K
period 2022-12-31
ASTEC INDUSTRIES INC
filed 2023-03-01
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-11595
Astec Industries, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0873631
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1725 Shepherd Road
Chattanooga, TN	37421
(Address of principal executive offices)	(Zip Code)
(423) 899-5898
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ASTE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $682.5 million based upon the closing sales price as reported on the Nasdaq National Market System.
As of February 24, 2023, there were 22,648,684 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTEC INDUSTRIES, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2022

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

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Annual Report on Form 10-K that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "forecast," "management is of the opinion," use of the future tense and similar words or phrases.

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

PART I

ITEM 1. BUSINESS

Our Company

We design, engineer, manufacture and market equipment and components used primarily in road building and related construction activities, as well as other products discussed below. Our products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface for both asphalt and concrete. We also manufacture certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; commercial and industrial burners; and combustion control systems.

Our products are marketed both domestically and internationally primarily to asphalt producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycle and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, we manufacture and sell replacement parts for equipment in each of our product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of our business.

Corporate Strategic Objectives

Beginning in late 2019, we initiated a strategic transformation focused on implementing new business strategies and a new operating structure. This transformation was focused on aligning our operations under the OneASTEC business model with the strategic pillars of Simplify, Focus and Grow.

Simplify

As part of our strategic transformation, we have focused on optimizing our organizational structure and operations to execute our profitable growth strategy by:

•Centralizing our organization into sites with common platforms and operating models that support organic sales growth to make it easier for our customers, partners, employees and shareholders to understand and interact with us.
•Focusing on productivity gains and cost reductions across our business through reducing complexity in our organization structure to drive greater efficiencies across our operations while maintaining strong customer relationships.
•Simplifying our product offerings through the development of a rationalized global product portfolio executed through manufacturing centers of excellence.

Since the inception of these initiatives, we have consolidated five sites, including our Tacoma site in the first quarter of 2022.

Additionally, we are in the process of a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes to operate as OneASTEC. We have materially completed the ERP global design in 2022, launched the human capital resources module throughout our domestic sites in January 2023 and expect to convert the operations of one manufacturing site along with Corporate in 2023 to set the foundation before accelerating the implementation at additional manufacturing sites.

Focus

We believe enhanced efficiencies across the Astec organization will result from utilizing our OneASTEC business model to concentrate resources on excellence initiatives, including:

•Driving commercial excellence and providing a holistic set of solutions to strengthen our relationships with customers and dealers while maintaining our market leadership positions.
•Streamlining operational excellence processes through the implementation of lean principles in our operations and incorporate production systems that embed continuous improvement into the culture of our manufacturing processes.
•Aligning key performance metrics and incentives to enhance accountability across the business and drive a performance-based culture.
•Targeting recently completed acquisitions to ensure comprehensive integration of operations and realization of anticipated synergies to support sales and profit growth.

The customer relationship and human capital resources components of our ERP implementation discussed above are anticipated to support the excellence initiatives of our OneASTEC business model.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We plan to continue these capital investments during 2023, which are anticipated to be completed by the end of the year. Gross margin improvements are expected to be realized with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Grow

We are focused on growing sales and profits organically as well as selectively pursuing strategic acquisitions and partnerships within the "Rock to Road" value chain, including by:

•Focusing on innovation with a new product development approach that increases our market competitiveness over time.
•Leveraging technology and digital connectivity to enhance the customer experience through controls and automation and other technologies.
•Identifying potential targets for strategic acquisitions and partnerships globally to establish a presence in attractive new markets, supplement our current product offerings or accelerate technologies or other enhancements that leverage our existing product portfolio.
•Strengthening our capabilities to deliver an enhanced aftermarket experience that best meets our customers' needs while creating scalable growth.

Since 2020, we have completed four acquisitions, strengthening our concrete production equipment and controls and automation offerings. A further discussion of these acquisitions is included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Business Segments

We operate manufacturing sites and sites that operate as sales and service offices for our manufacturing locations. Our two reportable business segments, Infrastructure Solutions and Materials Solutions, comprise sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

The Corporate and Other category consists primarily of the parent company, Astec Insurance Company ("Astec Insurance" or the "captive"), a captive insurance company, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments.

We evaluate performance and allocate resources to our operating segments based on Segment Operating Adjusted EBITDA. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

Infrastructure Solutions Segment

Overview

The Infrastructure Solutions segment designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying asphalt road construction equipment, industrial thermal systems and other heavy equipment.

The Infrastructure Solutions segment was operated from the following sites in 2022:

Site	Location	Site	Location
Australia	Brisbane, Australia	EUG-Airport Rd	Oregon, United States
Blair	Nebraska, United States	India	Ahmedabad, India
Burlington	Wisconsin, United States	LatAm	Santiago, Chile
CHA-Jerome Ave	Tennessee, United States	Parsons	Kansas, United States
CHA-Manufacturers Rd	Tennessee, United States	St-Bruno	Quebec, Canada
CHA-Wilson Rd	Tennessee, United States

The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America generally market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites.

Based on an internal review of our operations, beginning January 1, 2022, the India site, which was previously incorporated into the Materials Solutions segment, is reported in the Infrastructure Solutions segment while the Thailand site, which was previously included in the Infrastructure Solutions segment, is reported in the Materials Solutions segment.

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

A typical asphalt mixing plant consists of heating and storage equipment for liquid asphalt; cold feed bins for blending aggregates; a counter-flow continuous type unit (Astec Double Barrel) for drying, heating and mixing; a baghouse composed of air filters and other pollution control devices; hot storage bins or silos for temporary storage of hot-mix asphalt; and a control house. We introduced the concept of high plant portability for asphalt plants in 1979. Our current generation of portable asphalt plants is marketed as the Six Pack and consists of six or more portable components designed to be easily transported from one construction site to another, thereby reducing relocation expenses and interruption of operations. High plant portability is an industry innovation that we have developed and successfully market.

The components in our asphalt mixing plants are fully automated and use both microprocessor-based and programmable logic control systems for efficient operation. The plants are manufactured to meet or exceed federal and state clean air standards. We also build batch type asphalt plants and have developed specialized asphalt recycling equipment for use with our hot-mix asphalt plants.

We engineer and develop new products and product enhancements dedicated to improving customers' productivity and profitability. Our products share environmentally conscious designs and are crafted from quality materials by an expert staff of dedicated professionals. Our new National Type Evaluation Program Certified Self-Erect Storage Silo offers overnight storage capabilities with options that allow for longer-term storage. The silo and drag share a common chassis and are erected together using hydraulic cylinders, alleviating the need for a crane to enable our customers to save set up time and costs. In addition, the freshly redesigned versatile Astec Batch Tower offers a broad range of mixing capacity with varying volumes of hot bin storage and builds upon our legacy of delivering sound performance paired with exceptional technology.

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

Sustainability is a key focus in our development considerations, and we are continuously exploring methods and practices that will contribute to sustainable infrastructure and a healthy environment for generations to come. Our team is constantly working to find solutions to help our asphalt plant customers reduce the environmental impact of asphalt mixing operations in user-friendly and budget-conscious ways. These innovations can be seen across our asphalt production equipment product line. Among our many leading products that can enhance the sustainability of an asphalt mixing operation are the Double Barrel XHR, the warm mix system, low emissions burners in the Phoenix burner line, vent condensers for asphalt storage tanks and blue smoke systems. During 2022, we joined The Road Forward, an industry-wide initiative of the National Asphalt Pavement Association, to engage, educate and empower the U.S. asphalt community to produce and construct net zero carbon emission asphalt pavements by 2050. We also joined the U.S. Department of Energy's Better Plants program that offers support to leading U.S. manufacturers in the form of technical advice, energy efficient training and data analyzation to help reduce energy consumption.

Asphalt continues to be one of the most recycled products in the United States and the use of reclaimed asphalt pavement ("RAP") continues to remain highly used in new pavement. We continue to develop methods that make it feasible to produce quality asphalt mixes with up to 70% RAP content. We are focused on producing equipment with the most advanced mix recycling technology in the industry. More tons of RAP are available than are currently being utilized due to restrictions in the amount of RAP allowed by various governmental agencies. Our recycle technology, including the RAP Pre-Dryer System, is continuously being enhanced and is providing the science to alleviate the concerns driving such restrictions and to improve RAP utilization percentages in the asphalt industry.

Many of our highly technical, sophisticated large asphalt plants, while ideally suited for the North American market, are not as well suited in many international markets. As such, we have designed single-load and single-chassis portable plants that are better suited for the international markets. The Vantage 140 (the "Vantage") portable asphalt plant, which is based upon our proven Double Barrel drum mixer, has production capacity of 140 metric tons per hour and RAP mixing capabilities of 50%. The Vantage also provides full-size plant features in a compact highly-portable configuration. Additionally, the Ventura 140SL portable asphalt plant is also focused on satisfying needs of the international market and allows for a smaller, more mobile plant design with single-load capability.

Our pavers have been designed to minimize maintenance costs while exceeding road surface smoothness requirements. Generally, our equipment can be used in tandem with each other or separately with equipment already owned by the customer. Our RP-Series paver line has been updated with operator controls that provide improved functionality and a compact, modern feel. All highway class asphalt pavers are now outfitted with an innovative digital control system and easy-to-understand touch screen interface. These product updates deliver a balance of intuitive technology and simplified operation, providing the durability and serviceability our customers expect.

Our mobile, self-propelled material transfer vehicle ("Shuttle Buggy") allows continuous paving by separating truck unloading from the paving process while remixing the asphalt. A typical asphalt paver must stop paving to permit truck unloading of asphalt mix. By permitting continuous paving, the Shuttle Buggy allows the asphalt paver to produce a smoother road surface while reducing the time required to pave the road surface and the number of haul trucks required. Studies using infrared technology have revealed problems caused by differential cooling of the hot-mix during hauling, but the Shuttle Buggy remixes the material to a uniform temperature and gradation, thus eliminating these problems. The Shuttle Buggy includes the Guardian System that is designed to anticipate equipment maintenance needs resulting in more uptime reliability while also providing production and performance data as well as real-time location information to the owner. The SB3000 model incorporates features and technology to improve the user experience in terms of improved visibility, ground level operation, as well as improved material handling and vehicle transportability. Our Spray Paver model, which is recommended for use with the Shuttle Buggy, is also designed to carry and spray tack coat directly in front of the hot mix asphalt in a single process, thus eliminating the need for a separate tack truck.

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

Our patented screeds use a hydraulic powered generator to electrify elements that heat a screed plate so asphalt will not stick to it while paving, attach to asphalt paving machines and place asphalt on the roadbed at a desired thickness and width while smoothing and compacting the surface. Our screeds can be configured to fit many types of asphalt paving machines, including machines manufactured by our competitors.

Concrete is one of the world's most used and durable construction materials. We manufacture industry leading portable and stationary concrete production equipment including transit and central mix concrete plants. Our portable concrete plants are known for quick set-up and tear down as well as exceptionable reliability and longevity over numerous relocations. Our stationary concrete production plants are known for custom-engineered design flexibility suitable for various concrete production sites. Our concrete mixer designs include tilt mixers and horizontal reversing mixers. Both mixer types are available as stationary designs with optional mobile and self-erect features. The tilt mixer is our most popular mixer type for concrete paving and ready mix production while the horizontal reversing mixers are a low dust, low noise option primarily marketed to ready mix producers.

We produce a comprehensive portfolio of customized burners for industrial applications such as boilers, chemical plants, oil and gas refineries, offshore platforms, power generation plants, thermal fluid heaters and asphalt aggregate drying. We have recently invested in our burner technology specifically to develop burners that will enable our customers to achieve their carbon footprint reduction goals, lower energy consumption and reduce or eliminate dependence on fossil fuels. Our burners can use alternative fuels such as renewable natural gas, hydrogen blended natural gas and biomass to liquid fuels. We are preparing to meet the demand for alternative fuels as the infrastructure and resources become available. Our versatile Versa Jet burner platform is developed for retrofit applications and has the capacity to fire at a range of rates. The adaptable design is compatible with virtually all drum designs and can be installed with minimal modifications needed to asphalt mixing plants produced by us as well as our competitors.

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

Marketing

We market our products domestically and internationally through direct and dealer support sales staff, domestic and international independent distributors and our international distribution sites in both of our reportable segments.

Asphalt and concrete plants and their related equipment are sold directly to asphalt or concrete producers, respectively, or domestic and foreign government agencies. Asphalt paving and road building equipment are sold to highway and heavy equipment contractors, utility contractors and domestic and foreign governmental agencies. Wood chippers, horizontal grinders and blower trucks are primarily sold to forestry and environmental recycling contractors.

Competition

This industry segment faces strong competition in price, service and product performance and competes with both large publicly-traded companies and various smaller manufacturers. The Infrastructure Solutions segment competitors include:

Product Categories	Primary Competitors
Asphalt plants and related components	Asphalt Drum Mixers Inc, Asphalt Equipment Company Inc. dba ALmix, Ammann Group, Wirtgen Group (a John Deere Company), Marini (part of Fayat Group), Gencor Industries, Inc. and local manufacturers
Concrete equipment	ERIE Strayer Company, Stephens Manufacturing and Vince Hagan Co.
Paving and related equipment	Bomag (part of Fayat Group), Caterpillar Paving Products (part of Caterpillar, Inc.), Dynapac (part of Fayat Group), LeeBoy, Wirtgen Group (a John Deere Company), Volvo Construction Equipment (part of Volvo Group) and Weiler Inc.
Milling equipment	Bomag (part of Fayat Group), Caterpillar Paving Products (part of Caterpillar, Inc.), CMI Roadbuilding, Dynapac (part of Fayat Group), Volvo Construction Equipment (part of Volvo Group AB) and Wirtgen Group (a John Deere Company)
Forestry and recycling equipment	Bandit Industries, Inc., Doppstadt, Morbark, Rotochopper Inc. and Vermeer Corporation

Backlog

The backlog for the Infrastructure Solutions segment at December 31, 2022 and 2021 was approximately $567.1 million and $449.3 million, respectively.

Materials Solutions Segment

Overview

The Materials Solutions segment designs and manufactures heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets.

The Materials Solutions segment was operated from the following sites in 2022:

Site	Location	Site	Location
AME	Johannesburg, South Africa	Sterling	Illinois, United States
Belo Horizonte	Belo Horizonte, Brazil	Thailand	Bangkok, Thailand
EUG-Franklin Blvd	Oregon, United States	Thornbury	Ontario, Canada
Johannesburg	Johannesburg, South Africa	Yankton	South Dakota, United States
Omagh	Omagh, United Kingdom

The sites within the Materials Solutions segment primarily focus on manufacturing operations with the AME site functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites. In addition to manufacturing core Materials Solutions products and asphalt plants, Belo Horizonte markets all our products to the Brazilian market. We plan to continue to expand manufacturing at Belo Horizonte to include other product lines. At December 31, 2022, we had an ownership interest of approximately 93% in Belo Horizonte. During the first quarter of 2022, we executed an agreement with the noncontrolling interest holder to acquire their outstanding interest in full. Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

Based on an internal review of our operations, beginning January 1, 2022, the Thailand site, which was previously included in the Infrastructure Solutions segment, is reported in the Materials Solutions segment while the India site, which was previously incorporated into the Materials Solutions segment, is reported in the Infrastructure Solutions segment.

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

We manufacture comprehensive lines of crushing, screening, washing and classifying, material and bulk handling and rock breaking equipment in a variety of configurations including stationary, portable (wheeled) and mobile (track). In conjunction with the Materials Solutions products, we offer consulting and engineering services to provide complete "turnkey" processing systems, which often include electrical control centers and plant automation products that we produce.

Our complete line of primary, secondary, tertiary and quaternary crushers includes jaw crushers, horizontal shaft impactors, vertical shaft impactors, cone crushers and heavy-duty, mining-application crushers. These machines are used to crush large, over-sized material in mining, quarrying, sand and gravel and asphalt/concrete recycling applications. Once the material is crushed to size, it is utilized in a variety of products from road base to golf course sand. We offer cone crushers with both roller-bearing and bushing style cones to fit any customer’s needs. Our industry-leading hydraulic-relief jaw crushers offer enhanced safety and easy maintenance. Our crushers are available as individual components, portable wheeled plants and mobile track plants.

We offer a wide variety of vibrating screens including incline, horizontal, high frequency, multi-frequency, combo and dewatering screens. Our high frequency screens utilize a high-speed vibration directly induced into the screen media to improve screening efficiency and production rates. The screens' unique rotary tensioning system allows for quick media changes. Our screens are available in multiple sizes with up to four decks and in a variety of configurations including stationary, portable and mobile. Our new High Frequency Portable Screening Plant is equipped with an 8-foot-wide high frequency screen, the first of its kind in the industry. This patent-pending screen design features externally-mounted vibrators at the ends of the tappets for a more aggressive screening action, which also allows for easier maintenance and adjustments. The screen is equipped with a hydraulic operating angle adjustment, a fines collection hopper, top- and bottom-deck discharge chutes and an aggregate spreader.

Our washing and classifying equipment is well-suited for a wide range of applications and production goals. Our expertly engineered components and plants help producers meet the most stringent material specifications and get the most out of their material, while significantly decreasing water usage. With complete lines of washing, classifying, fines recovery and water clarification plants and systems, we offer solutions for any operation in portable and stationary configurations.

Conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. Our SuperStacker telescoping conveyor and Wizard Touch automated controls are designed to add efficiency and accuracy to whatever the stockpile specifications require. Additionally, high-capacity rail and barge loading/unloading material handling systems are an important part of our product lines.

We design and manufacture a broad range of material and bulk handling products for all production goals. Our material handling products cover many applications and are designed for efficiency and high-capacity material transferring, moving and mixing. Our innovative line of material handling solutions includes radial and telescoping conveyors, truck unloaders, hopper feeders, mobile conveyors, pugmills, ship loaders and unloaders, bulk receptions feeders and stationary conveying systems. Our mobile bulk material handling solutions are designed to handle all free-flowing bulk materials, including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets.

We have created our rock breaking equipment line for aggregate, mining, construction and demolition applications. Our comprehensive range of rock breaker boom systems are designed to break oversized material at large gyratories, grizzlies and primary/secondary crushing application sites. These systems include boom-mounted configurations, automatic greasing packages, motor starter panels, joystick controls and easy plant integration. Our newest mobile rock breaker, the BreakerBOSS

5D, is used for breaking oversized material in underground mines, typically broken at draw points and grizzly stations where rock must keep flowing.

Many of our facilities maintain internationally recognized industry standard quality, environmental and health and safety assurance accreditations.

Marketing

The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and both domestic and foreign governmental agencies.

Materials Solutions equipment and aftermarket sales and service programs are primarily marketed through an extensive network of dealers via dealer support sales employees and domestic and international independent distributors.

Competition

The Materials Solutions segment faces strong competition in price, service and product performance. Materials Solutions equipment primary competitors include the following as well as smaller manufacturers, both domestic and international:

CDE Group	McCloskey International (part of Metso Outotec Corporation)	Terex Corporation
Deister Machine Company, Inc	McLanahan Corporation	Thor Manufacturing Ltd.
Epiroc	Metso Outotec Corporation	Weir Group
EDGE Innovate	Sandvik Group	Wirtgen Group (a John Deere Company)
Masaba, Inc.	Superior Industries, Inc.

Backlog

At December 31, 2022 and 2021, the backlog for the Materials Solutions segment was approximately $341.2 million and $313.3 million, respectively.

Corporate and Other

The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites. The controls and automation business manufactures hardware and software products that are marketed independently as well as included in certain products produced by our other segments.

Common to Both Reporting Segments

The following information applies to both the Infrastructure Solutions and the Materials Solutions reporting segments.

Manufacturing

We manufacture many of the component parts and related equipment for our products, while several large components of our products are purchased "ready-for-use", such purchased items include engines, axles, tires and hydraulics. In many cases, we design, engineer and manufacture custom component parts and equipment to meet the particular needs of individual customers. Our manufacturing operations consist primarily of fabricating steel components and the assembly and testing of our products to ensure that we achieve quality standards.

Raw Materials

We purchase raw materials and some manufactured components and replacement parts for our products from leading suppliers both domestically and internationally. Raw materials used in the manufacture of our products include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors and other sources. The majority of steel is scheduled on a just in time arrangement from suppliers to better manage inventory requirements at our manufacturing facilities. Based on market dynamics, we strategically and selectively order and inventory certain items beyond a just in time basis. Raw materials for manufacturing are normally readily available; however, certain highly customized components may require longer than normal lead times. In addition, we have been and continue to experience increased lead times for certain standard production materials and parts and supplies. Other components used in the manufacturing processes include engines, gearboxes, power transmissions, hydraulics and electronic systems.

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

None of our operations are within highly regulated industries. However, air pollution control equipment we manufacture, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the Environmental Protection Agency under the Clean Air Act applicable to "new sources" or new plants. We believe our products meet all material requirements of such regulations, applicable state pollution standards and environmental protection laws.

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

Patents and Trademarks

We seek to obtain patents to protect the novel features of our products and processes. Our subsidiaries hold 113 United States patents and 120 foreign patents. Our subsidiaries have 12 United States and 31 foreign patent applications pending.

We have 81 trademarks registered in the United States, including logos for Astec, Carlson Paving, Heatec, KPI-JCI, Peterson Pacific, Power Flame, Roadtec and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, POWER FLAME, ROADTEC and TELSMITH, as well as a number of other product names. We also have 129 trademarks registered in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, China, the European Union, France, Germany, India, Italy, Kazakhstan, Mexico, New Zealand, Paraguay, Peru, Russia, South Africa, South Korea, Taiwan, Thailand, the United Kingdom, Ukraine, Uruguay and Vietnam. We have 13 United States and 17 foreign trademark registration applications pending.

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

Seasonality and Backlog

Revenues have historically been strongest during the first, second and fourth quarters with the third quarter typically generating weaker results. Over the long-term, we expect future operations to be consistent with this trend, however, quarterly revenue performance in 2021 and 2022 has varied based on recent manufacturing challenges resulting from supply chain and logistics disruptions as well as labor shortages.

As of December 31, 2022 and 2021, we had a backlog for delivery of products at certain dates in the future of approximately $912.7 million and $762.6 million, respectively. Approximately $146.3 million of the increase in backlog between periods relates to orders from domestic customers. Our contracts reflected in the backlog generally are not, by their terms, subject to termination.

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

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is surfaced in concrete, but the significant majority of surfaced roads in the U.S. are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for most resurfacing. Our customers generally offer both asphalt and concrete surfacing options and our product portfolio enables us to be a singular provider to our customers for both asphalt and concrete equipment.

Human Capital Resources and Management

Our employees around the world are each guided by our purpose: Built to Connect, and our vision: To connect people, processes and products, advancing innovative solutions from "Rock to Road" as OneASTEC. Every employee is also guided by our values and our code of business conduct. In everyday work, our employees embody our core values of Safety, Devotion, Integrity, Respect and Innovation. They do so by living our winning behaviors of Open and Honest Communications, Drive Creativity, Customer Driven Innovation and OneASTEC in all they do. We strive to be an employer of choice, attracting and retaining top talent committed to creating a diverse, equitable and inclusive workplace where individuals are respected and valued for their diverse backgrounds and experiences. Through comprehensive compensation and benefits and a focus on safety, we strive to support our employees' overall well-being. Our sites have programs designed to upskill manufacturing employees in the areas specifically required for local production needs. In addition, we partner with national vendors specialized in skilled labor recruitment and many of our sites have relationships with local trade schools and community colleges to attract talent.

In 2022, we again engaged our employees through the Voice of OneASTEC survey. In total, 81% of our workforce responded and provided us with valuable feedback, a significant increase from the 73% participation in 2021. Throughout the year we have focused on the three main areas of opportunity identified: communication, performance management and diversity. We saw improvement in those focus areas with scores increasing by four to six percentage points compared to our prior year results.

Employee Profile

As of December 31, 2022, we employed 4,291 individuals, including 3,629 employees in the U.S. and Canada. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2022, the functional representation of our employees was as follows: 2,828 were engaged in manufacturing, 399 in engineering, including support staff, and 1,064 in selling, administrative and management functions.

Unions are certified as bargaining agents for approximately two percent of our U.S. direct employees. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 83 of our active U.S. employees are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC on behalf of its local affiliate Local Union No. 11-508-03, with an expiration date of December 11, 2025. Unions also represent approximately 18% of our employees at our manufacturing facilities outside the U.S. We consider our employee relations to be good.

Compensation and Benefits

As we strive to be an employer of choice, we provide competitive and robust compensation and benefits. We achieve this by regularly conducting market reviews and adjusting as needed. In addition to salaries, we provide regional programs, which can include annual bonuses, share-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work arrangements, employee assistance programs, tuition assistance and on-site services.

Health and Safety

The well-being and safety of our employees is paramount as is indicated in our core values. We manage safety at (and from) the highest levels, using the same tools we employ to measure and improve other aspects of business performance, such as continuous improvement, key performance indicators, scorecards and performance management. We undertake the following actions:

•provide mandatory safety trainings each month at our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks;
•track safety leading and lagging indicators, which includes focusing on near misses, first aids, unsafe work observations abatement within 24 hours of identification and safety training;
•local management cascades safety practices throughout the organization, including daily "safety huddles" for each work-shift;
•utilize safety scorecards, standardized signage, and visual management throughout our facilities, in addition to traditional safety training;
•conduct monthly safety calls to discuss and share best practices with our local safety managers;
•conduct weekly safety incident reviews with leadership; and
•distribute monthly employee newsletters and executive-led town hall meetings.

We believe in following a proactive approach to identify and mitigate safety issues. As such, our focus is monitoring, assessing and abating leading safety indicators through our Unsafe Work Observation program, thus preventing accidents before they happen or reducing the impact if they do occur. Abatement of safety issues in a timely fashion is incentivized through our annual incentive program, which is partially focused on this leading safety metric.

We aspire to reduce recordable injuries and lost time each year. During the year ended December 31, 2022, we had zero recordable injuries at four of our manufacturing sites. However, we experienced a 15% increase in our Occupational Safety and Health Administration Recordable Incident Rate for the year ended December 31, 2022, to 1.96 compared to 1.71 for the year ended December 31, 2021. Although we have seen an increase in the recordable incident rate, the incidents are concentrated in a limited number of sites. We have taken action to address these localized safety issues by increasing the number of corporate safety audits, providing thorough training at the site, realigning site safety focus, providing standardized safety policies and procedures and focusing on proactive injury prevention. We have also added safety resources at these sites and within our corporate structure to improve our safety program where we are continuing to focus on proactive, transparent and streamlined communications throughout the manufacturing sites for safety related information.

Talent Development, Diversity, Equity and Inclusion

Talent and Diversity are key components of our OneASTEC business model. We strive to create an environment that attracts top talent and where high performance is fostered and thrives, continuous learning is engrained, diverse experience is leveraged as a competitive advantage and careers are propelled forward.

In 2022, our High Performance Framework process ensured company-wide alignment to achieve company goals and targets. This new model includes values, professional development and cascaded common performance goals.

We provide all employees a wide range of professional development experiences, both formal and informal, at various stages in their careers. In addition, talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines.

One of our core values – Respect – reflects the behavior we strive to include in every aspect of the way we conduct business. We recognize that our best performance comes when our teams are diverse and inclusive. We continue to define our diversity, equity and inclusion strategy. These efforts touch all levels of our organization including our Board of Directors.

Corporate and Available Information

Astec Industries, Inc. is a Tennessee corporation which was incorporated in 1972. We make available, free of charge on or through our website (www.astecindustries.com), access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, Section 16 reports, amendments to those reports and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Information contained in our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A. RISK FACTORS

The following risks are considered material to our business, operating results and financial condition based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we presently deem less significant, may also impair our business, operating results and financial condition. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of our businesses. We, except as required by law, undertake no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise.

Economic and Industry Risks

Downturns in the general economy or decreases in government infrastructure spending or commercial and residential construction spending may adversely affect our revenues and operating results.

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

Prior to 2022, global interest rates had been at or near historic lows resulting in historically low financing costs for construction projects. Beginning in 2022, interest rates have increased substantially and are expected to continue to increase. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and customers' ability to repay obligations to us. An increase in interest rates could also make it more difficult for customers to cost-effectively fund the purchase of new equipment, which could adversely affect our sales.

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

In 2022, international sales represented approximately 20.4% of our total sales as compared to 23.1% in 2021. We plan to continue increasing our already significant sales and production efforts in international markets. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations and general economic and political conditions in the countries we do business, which are typically more volatile than the U.S. economy and more vulnerable to geo-political conditions. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to anti-bribery, privacy regulations and anti-boycott provisions. We incur meaningful costs complying with these laws and regulations. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

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

Environmental, Social and Governance risks could adversely affect our reputation and shareholder, employee, customer and third party relationships and may negatively affect our stock price.

As a public company, we face increased public and investor scrutiny related to Environmental, Social and Governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. Furthermore, many of our peers have more resources to devote to ESG initiatives and may be further ahead than we are on their ESG efforts. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

Manufacturing and Operations Risks

Our profitability may be negatively affected by changes in the availability and price of certain parts, components and raw materials.

We require access to various parts, components and raw materials at competitive prices in order to manufacture our products. Changes in the availability and price of these parts, components and raw materials (including steel) have changed significantly and rapidly at times. The availability and price of such items are affected by factors like demand, changes to international trade policies that may result in additional tariffs, duties or other charges, freight costs, global pandemics, shipping and container constraints and labor shortages and costs, each of which can significantly increase the costs of production. Due to price competition in the market for construction equipment and certain infrastructure products which have longer contract to completion cycles, we may not be able to recoup increases in these costs through price increases for our products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including the price of competing products and the nature of our customers' orders. Further, we rely on a limited number of suppliers for steel and certain other raw materials, parts and components in the manufacturing process. Disruptions or delays in supply or significant price increases from these suppliers could adversely affect our operations and profitability. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities, including, but not limited to, future pandemics, climate change and war.

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

The emergence of the COVID-19 pandemic has significantly impacted our operations. Throughout 2020, our operations were adversely affected by significantly weakened demand for our products given the global economic uncertainty resulting from the pandemic. While demand for our products has recovered, our operations continue to be adversely affected by the contributory effects of the pandemic, including supply chain disruptions, higher supply costs, including, in particular, higher steel costs, and labor shortages, disruptions and higher labor costs and longer contracting times. Future pandemics other than COVID-19 could further impact our operations and might have a material adverse effect on our financial condition, cash flows and results of operations. There is no certainty that current or future measures taken by governmental authorities will be sufficient to mitigate the risks posed by the coronavirus or other viruses, and our ability to perform critical functions could be harmed.

Strategic Performance Risks

We may not fully sustain targeted performance improvements and other benefits realized from our OneASTEC business model.

Our OneASTEC business model is designed around the strategic pillars of Simplify, Focus and Grow. This is a focused effort towards an operating model centered around continuous improvement. The OneASTEC business model was designed to better set strategic direction, define priorities and improve overall operating performance. Our future success is partly dependent upon successfully executing and realizing performance improvements, revenue gains, cost savings and other benefits from this initiative. It is possible that we may not fully realize, or sustain, the expected benefits from the OneASTEC business model. Furthermore, the implementation of the OneASTEC initiatives will result in an increase in near-term expenses and may negatively impact operational effectiveness and employee morale.

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

Designing and developing innovative equipment to function as expected is inherently difficult and significant design phase, field testing and redesign costs are often incurred in connection with such design and development activities. The design and development phase requires meaningful lead time before a product is ready for market, which often requires a significant investment prior to realizing any revenues associated with such new products. This also requires us to anticipate changing customer demands and if we are unable to accurately anticipate such customer demands we will likely incur losses associated with such product development. In addition, any number of unforeseen circumstances can impact actual project costs. Production delays, design changes, adverse weather conditions and other factors can also result in construction and testing delays, which can cause significant cost overruns or failure to meet required completion dates. In certain circumstances, we may incur contractual penalties as a result of such delays to bring a product to market or be unable to satisfy minimum production levels, and we may be liable to customers for other losses they incur in connection with such delays, including possible refund of the purchase price. At various times, we have experienced negative margins on certain large projects. These large projects have included both existing and innovative equipment designs, on-site construction and promised minimum production levels. We may not be able to sufficiently predict the extent of such unforeseen cost overruns and may experience significant losses on specialized projects in the future.

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

As of December 31, 2022, we were in compliance with the financial covenants contained in our credit agreement. However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants. If such violations occur, our creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding and requiring cash collateral to support outstanding letters of credit. As of December 31, 2022, we had outstanding borrowings of $78.0 million and an additional $2.8 million in letters of credit outstanding under the credit agreement. We may also borrow additional amounts under the credit agreement in the future. Certain of our international subsidiaries in South Africa, Australia, Brazil, Canada and the United Kingdom have entered into their own independent loan agreements with the same lenders to our credit agreement as well as with other lending institutions.

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

Goodwill and other intangible assets comprise a material portion of our total assets. We must test our goodwill for impairment at least annually and other intangible assets if events or circumstances indicate that the carrying amount of the asset may not be recoverable, which could result in a material, non-cash write-down of goodwill or intangible assets and could have a material adverse impact on our results of operations and shareholders' equity.

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

Goodwill is subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that impairment may have occurred). Other intangible assets are subject to impairment assessments if conditions exist that indicate the carrying value may not be recoverable. At October 1, 2022, we performed a quantitative assessment of impairment, and our testing indicated no impairment had occurred at any of our four reporting units. However, the fair values of the Materials Solutions and Astec Digital reporting units exceeded their carrying values by 3.2% and 5.0%, respectively. Since the Materials Solutions and Astec Digital reporting units' fair values did not substantially exceed the carrying values, we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of December 31, 2022, there was $19.4 million and $8.7 million of goodwill recorded related to the Materials Solutions and Astec Digital reporting units, respectively. A decrease in our market capitalization, profitability or negative or declining cash flows increases the risk of goodwill or other intangible asset impairments. Future impairment charges could have a material adverse impact on our results of operations and shareholders' equity.

Human Capital Risks

Our performance could suffer if we cannot maintain our culture as well as attract, retain and engage our employees.

We believe our culture focused on safety, devotion, integrity, respect and innovation, is one of our strongest assets. Our strong culture positions us to recruit and retain top-level talent across our organization. We believe our employees and experienced leadership group are competitive advantages, as the best people, over time, produce the best results. Our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success. The shrinking availability of qualified talent in these areas is a significant challenge in retaining and attracting sufficiently qualified personnel to enable us to meet customer demand efficiently resulting in longer lead times to convert backlog to revenue and materially and adversely impacting our margins. If we are unable to attract the most talented candidates, and cannot retain and engage additional highly qualified managerial, technical, manufacturing, and sales and marketing personnel by investing in their talent and personal development, our operational and financial performances could continue to suffer.

In addition, disputes with labor unions could potentially affect our ability to operate our facilities as well as our financial results. Any strike, work stoppage or other dispute with a labor union could materially adversely affect our business, results of operations and financial condition.

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

Failure to retain our key personnel or attract additional key personnel as required and the impact of our recent leadership changes may adversely impact our ability to implement our business plan and our results of operations could be materially and adversely affected.

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

Furthermore, we have had recent leadership changes and transitions involving our senior leadership team, including our CEO, as previously announced. Such leadership changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

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

We are subject to significant governmental regulation and if we fail to comply with such regulation or if we become subject to increased regulation, we may incur significant costs related to penalties, remedial measures or increased compliance requirements.

We are subject to a wide range of government regulations, including the U.S. Foreign Corrupt Practices Act, other anti-corruption laws, regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries, entities and other persons, customs requirements, currency exchange regulations and transfer pricing regulations. While we maintain compliance programs to help ensure compliance with such regulations, there is no assurance that we will be effective in complying with all such regulations. Failure to comply with such regulations could subject us to criminal and civil penalties, disgorgement and other sanctions, remedial measures, legal expenses and reputational damage, all of which could have an adverse impact on our business, financial condition, results of operations and liquidity.

In addition, certain of our equipment is subject to rules limiting emissions and other climate related rules and regulation. In addition, several of our products contain components that must comply with environmental, health and safety laws or regulations, including performance standards, promulgated by the Environmental Protection Agency and other state regulatory agencies. These performance standards may change or become more stringent in the future. In addition, we may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation or accord. Changes in these requirements could also cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could also impact operations of our suppliers and customers. In addition, we may incur material costs or liabilities in connection with other regulatory requirements applicable to our business, including, for example, state regulation of our component equipment, the accuracy of weights and measures and the maximum weight transportable on highways and roads.

We are subject to a variety of legal proceedings, the outcome of which may be unfavorable to us.

From time to time, we may be involved in various legal proceedings and subject to government investigations. We are unable to predict when claims or matters will arise and the extent to which they will affect our business, and the international nature of our business exposes us to legal and regulatory matters that arise in foreign jurisdictions as well. We could incur significant expenses to administer and defend such matters, and any judgments or fines imposed on us could significantly impact our financial condition. Our business may be adversely impacted by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. We estimate loss contingencies and establish reserves based on our assessment where liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingencies recognized as liabilities. These matters could also significantly divert the attention of our management.

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

We have launched a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace our existing disparate core financial systems. The upgraded ERP will convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes to operate as OneASTEC. An implementation of this scale is a major financial undertaking and has, and will continue to, require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to our new ERP could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, our manufacturing, warehouse and office facilities total approximately 3.4 million square feet of space globally. We believe all properties to be well maintained and adequate for present use, with sufficient capacities for current needs as our business is presently conducted. As we continue to optimize our global footprint, we may identify properties or expansion opportunities at existing locations that provide growth opportunity or determine that certain of our current properties no longer meet our requirements. Such new properties may be leased or purchased, and current properties may be modified, sold, leased or utilized in another manner.

Our corporate headquarters are in owned offices located in Chattanooga, Tennessee. Additional administrative offices are located inside and outside the United States.

The following table lists the principal locations (defined as greater than 20,000 square feet) that are owned or leased by us, as denoted, and which are utilized in our continuing business operations:

Location	Segment	Facility Type/Use	Approximate Square Feet
United States
Chattanooga, Tennessee (1)	Infrastructure Solutions	Manufacturing/rebuild, offices, training center, warehouse and storage	1,157,384
Yankton, South Dakota (1)	Materials Solutions	Manufacturing, warehouse and offices	367,292
Chattanooga, Tennessee (1)	Corporate and Other	Warehouse, hangar and offices	224,100
Eugene, Oregon	Materials Solutions	Manufacturing and offices	140,300
Eugene, Oregon	Infrastructure Solutions	Manufacturing and offices	135,920
Burlington, Wisconsin	Infrastructure Solutions	Manufacturing and offices	112,100
Prairie du Chien, Wisconsin	Infrastructure Solutions	Manufacturing	100,136
Parsons, Kansas	Infrastructure Solutions	Manufacturing and offices	91,600
Blair, Nebraska	Infrastructure Solutions	Manufacturing and offices	90,813
Sterling, Illinois	Materials Solutions	Manufacturing and offices	67,500
Rossville, Georgia	Infrastructure Solutions	Manufacturing	40,500
West Columbia, South Carolina (1)	Infrastructure Solutions	Distribution center	20,400

International
Johannesburg, Gauteng, South Africa	Materials Solutions	Manufacturing and offices	229,000
Omagh, County Tyrone, United Kingdom	Materials Solutions	Manufacturing and offices	165,000
Vespasiano, Minas Gerais, Brazil	Materials Solutions	Manufacturing and offices	132,400
Thornbury, Ontario, Canada	Materials Solutions	Manufacturing and offices	60,500
Acacia Ridge, Queensland, Australia	Infrastructure Solutions	Offices, service, light fabrication, warehouse and storage	36,000
Marieville, Quebec, Canada (1)	Infrastructure Solutions	Manufacturing, warehouse, offices and storage	27,495
St-Bruno, Quebec, Canada (1)	Infrastructure Solutions	Warehouse and offices	21,800
(1) These facilities are partially leased.

ITEM 3. LEGAL PROCEEDINGS

We are involved in a number of legal proceedings arising in the ordinary course of our business. For a discussion of contingencies related to legal proceedings, see Note 16, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq National Market under the ticker symbol "ASTE". As of February 24, 2023, there were 249 holders of record of our common stock.

Dividend Policy

We paid cash of $11.2 million and $10.2 million for dividends in 2022 and 2021, respectively. The following table details dividends paid per share during 2022 and 2021:

(in dollars)	2022	2021
First Quarter	$0.12	$0.11
Second Quarter	0.12	0.11
Third Quarter	0.12	0.11
Fourth Quarter	0.13	0.12
Total	$0.49	$0.45

Dividends are paid when, as and if declared at the discretion of our Board from funds legally available for that purpose. While our Board currently expects to continue regular quarterly cash dividends, any future determination relating to our dividend policy will be made at the Board's discretion and will depend on a number of factors including our earnings, financial condition, liquidity needs, capital requirements, regulatory and contractual restrictions, business plans and opportunities and other factors deemed relevant by our Board. In addition, our payment of dividends may be limited by restrictive covenants in our revolving credit facility agreement.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the three months ended December 31, 2022:

(in millions, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
November 1, 2022 - November 30, 2022	90,642	$44.15	90,642	115.7
Total	90,642		90,642
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

Performance Graph

The stock performance graph below is intended to show our stock performance compared with that of comparable companies. The stock performance graph compares the cumulative five-year total return provided to shareholders of Astec Industries, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index, our broad equity market comparative index, the S&P 600 Industrials index and our defined peer group.

Historically, our second stock performance comparative has been our defined peer group representative of our definitive Proxy peer group ("Peer Group"), which we believe reflects industrial manufacturing companies of comparable size and complexity. The ticker symbol of the companies included in our Peer Group are: ALG, AIMC, B, GTLS, CIR, CMCO, CVGI, EPAC, NPO, FSS, GBX, HY, JBT, LNN, MTW, MWA, SHYF, SPXC, SXI and WNC. For 2022, we are revising our second comparative to the S&P 600 Industrials index as we believe that this published index is a closer approximation to our industry as a whole as opposed to a smaller selection of peer companies.

The graph assumes that the value of an investment in our common stock, in the Russell 2000 index, in the S&P 600 Industrials index and in the Peer Group was $100 on December 31, 2017 and assumes reinvestment of all dividends as well as the relative performance of each through December 31, 2022.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
Dollars
2017
2018
2019
2020
2021
2022
Astec Industries, Inc.
Russell 2000
S&P 600 Industrials
Peer Group

	December 31,
(in dollars)	2017	2018	2019	2020	2021	2022
Astec Industries, Inc.	100.00	52.06	73.36	102.18	123.09	73.05
Russell 2000	100.00	88.97	111.65	133.90	153.69	122.25
S&P 600 Industrials	100.00	87.85	113.89	127.52	160.55	145.46
Peer Group	100.00	74.66	98.10	110.99	130.89	114.07

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act" and Part I, Item 1A. Risk Factors for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. A similar discussion of 2020 items and year-to-year comparisons between 2021 and 2020 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our products are marketed both domestically and internationally primarily to asphalt and concrete producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycle and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, we manufacture and sell replacement parts for equipment in each of our product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of our business.

Executive Summary

Highlights of our financial results as of and for the year ended December 31, 2022 as compared to the prior year include the following:

•Net sales were $1,274.5 million, an increase of 16.3%

•Gross profit was $264.1 million, an increase of 5.9%

•Income from operations decreased $12.4 million to $7.5 million

•Net income attributable to Astec decreased to a loss of $0.1 million

•Diluted earnings per share were zero, a decrease of 100.0%

•Backlog of $912.7 million, an increase of 19.7%

Significant Items Impacting Financial Results in 2022

Simplify, Focus and Grow Strategic Transformation ("SFG")

Our ongoing strategic transformation initiative focused on implementing new business strategies and operating structure is concentrated on aligning our operations under the OneASTEC business model with the strategic pillars of Simplify, Focus and Grow. SFG is a multi-year program with the primary goals of optimizing our manufacturing footprint and centralizing our business into common platforms and operating models to reduce complexity and cost, improve productivity and embed continuous improvement in our processes. These efforts are considered critical to enabling us to operate competitively and supporting future growth, which are expected to broadly benefit our customers, partners, employees and shareholders. Currently, we have two elements of the SFG program in operation, which include the implementation of a standardized enterprise resource planning ("ERP") system and a gross margin-generating lean manufacturing initiative.

Our multi-year phased implementation of a standardized ERP system across our global organization will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes to operate as OneASTEC. An implementation of this scale is a major financial undertaking and has required, and will continue to require, substantial time and attention of management and key employees. We have materially completed the ERP global design in 2022, launched the human capital resources module throughout our domestic sites in January 2023 and expect to convert the operations of one manufacturing site along with Corporate in 2023 to set the foundation before accelerating the implementation at additional manufacturing sites. We anticipate incurring total costs associated with the ERP implementation in the range of $125 to $150 million, with an estimated $25 to $30 million incurred per year beginning in 2022.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We plan to continue these capital investments during 2023, which are anticipated to be completed by the end of the year. Gross margin improvements are expected to be realized with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Costs incurred during the year ended December 31, 2022 were $25.5 million, which represent costs directly associated with the SFG initiatives and which cannot be capitalized in accordance with U.S. GAAP. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, at December 31, 2022, we have capitalized $17.8 million in deferred implementation costs associated with the ERP implementation that will be amortized ratably over the remaining contract term once the ERP is ready for use, of which $1.2 million and $16.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets, respectively.

MINDS Acquisition

We entered into a Share Purchase Agreement, dated as of March 22, 2022, with MINDS Automation Group, Inc. ("MINDS"), a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The acquisition was completed on April 1, 2022 at a purchase price of $19.3 million, which was paid in cash. This acquisition provides us with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance for our customers.

Share Repurchases

We completed a series of repurchases under our approved share repurchase program during 2022, acquiring 251,087 shares at an aggregate repurchase price of approximately $10.1 million. As of December 31, 2022, $115.7 million remains available for repurchase under the approved share repurchase program.

Closure of Tacoma Facility

In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being actively marketed for sale, are included in "Assets held for sale" in the Consolidated Balance Sheets at December 31, 2022.

Leadership Change

As previously announced on January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated and he was succeeded by Mr. Jaco van der Merwe. In accordance with the terms of Mr. Ruffalo's separation agreement, we recorded $4.4 million of restructuring related costs in the fourth quarter of 2022. Additional costs are anticipated to be incurred in the first quarter of 2023 for this separation.

Management continually reviews our organizational structure and operations to ensure they are optimized and aligned with achieving our near-term and long-term operational and profitability targets. In connection with this review, in February 2023, we implemented a limited restructuring plan to right-size and reduce the fixed cost structure of our overhead departments. We anticipate charges of $3.0 million to $4.0 million for employee termination costs, excluding equity award modifications, to be incurred primarily in the first quarter of 2023. No further actions are currently planned. However, additional actions may be taken as a result of management’s ongoing business reviews.

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

We ended 2021 with a strong backlog of orders, which continued to grow during 2022, but at a slower pace than we experienced during the prior year. The backlog of orders as of December 31, 2022 was $912.7 million compared to $762.6 million as of December 31, 2021, an increase of $150.1 million or 19.7%. Increased orders were driven by higher demand from the continuation of dealer inventory replenishment and the infrastructure investment by the United States' government under the Infrastructure Investment and Jobs Act ("IIJA") enacted in November 2021. The higher demand has contributed to longer lead times. In addition, we are continuing to experience constrained production cycles due to increased lead times for certain production materials, parts and supplies and manufacturing labor shortages which have and may continue to impact our ability to satisfy the orders in our backlog in a manner that meets the timelines of our customers.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil prices increased throughout 2021 and 2022, reaching a peak in the third quarter and subsequently stabilizing during the fourth quarter of 2022. Entering 2023, oil prices continue to remain at relatively high levels with price volatility making it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, including the ongoing impact of the conflict in Ukraine, we anticipate that oil prices will remain at relatively high levels in 2023.

Steel is a major component of our equipment. Driven by supply constraints, steel prices increased throughout the prior year, stabilizing at historically high levels at the end of 2022, which we expect to carry through 2023. During 2022, we have observed a slowing in market demand and reduced lead times as buyers are responding to recessionary pressures and continue to restrict purchases to immediate or near-term needs. However, we anticipate that steel demand will remain relatively strong in 2023, driven by the IIJA domestically and impacted by international production capacity being restricted by the conflict in Ukraine. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

We actively manage our global supply chain for any identified constraints and volatility. Supply chain constraints have eased recently, however we do see challenges related to vendor capacity continue to occur, albeit at a decreasing number of suppliers. As a result, we have experienced elevated lead times in certain components used in our manufacturing processes. We are continuing to focus on identifying and qualifying alternative suppliers wherever possible, which has helped alleviate the challenges in our supply chain. We also continually monitor potential future supply costs and availability in an effort to proactively address challenges that might occur. We cannot estimate the full impact that any future disruptions might have on our operations.

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

Our business was significantly affected by the contributory effects of the COVID-19 pandemic such as fluctuations in demand for our products, material price increases, increased shipping costs and lead times from production materials, supplies and parts, labor shortages and increased labor costs throughout 2020 and 2021, with the impacts lessening throughout 2022. The future impact of COVID-19 or other health related emergencies on our operations and the markets we serve remains uncertain and cannot be accurately predicted. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of the risks associated with the COVID-19 or future pandemics.

Results of Operations: 2022 vs. 2021

Net Sales

Net sales increased $179.0 million or 16.3% to $1,274.5 million in 2022 from $1,095.5 million in 2021. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $141.1 million, (ii) parts and component sales of $34.6 million, (iii) service and equipment installation revenue of $7.1 million and (iv) freight revenue of $4.2 million partially offset by decreased used equipment sales of $4.2 million and other revenue of $3.8 million primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers. Included in these net increases is $4.4 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for 2022 would have been $18.6 million higher had foreign exchange rates been the same as the 2021 rates.

Domestic sales for 2022 were $1,014.3 million or 79.6% of net sales compared to $842.1 million or 76.9% of net sales for 2021, an increase of $172.2 million or 20.4%. Domestic sales increased primarily due to: (i) $144.3 million higher equipment sales (ii) $25.6 million higher parts and component sales, (iii) $4.7 million higher service and equipment installation revenue and (iv) $4.7 million higher freight revenue. These increases were partially offset by decreased other revenue of $3.6 million primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers and lower used equipment sales of $3.5 million. Included in these net increases is $2.3 million of incremental net sales from an acquired business.

International sales for 2022 were $260.2 million or 20.4% of net sales compared to $253.4 million or 23.1% of net sales for 2021, an increase of $6.8 million or 2.7%. International sales increased primarily due to higher parts and component sales and service revenue of $9.0 million and $2.4 million, respectively. These increases were partially offset by $3.2 million lower equipment sales. Included in these net increases is $2.1 million of incremental net sales from an acquired business.

Gross Profit

Consolidated gross profit for 2022 was $264.1 million or 20.7% of net sales as compared to $249.5 million or 22.8% of net sales in 2021, an increase of $14.6 million or 5.9%. The increase was primarily driven by the impact of net favorable volume, pricing and mix that generated $131.8 million higher gross profit. These increases were partially offset by the impact of inflation on materials, labor and overhead of $104.0 million and manufacturing inefficiencies of $14.9 million largely due to logistics and manufacturing throughput disruptions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2022 were $216.1 million or 17.0% of net sales compared to $200.6 million or 18.3% of net sales for 2021, an increase of $15.5 million or 7.7%, primarily due to: (i) $12.1 million increased costs related to our SFG transformation program, (ii) $3.2 million of exhibit, promotional and travel costs due to the return of in-person industry conferences and business activities, (iii) $2.8 million incremental expenses associated with MINDS, (iv) $2.0 million of acquisition and integration related costs mainly associated with the acquisition of MINDS and (v) increased net payroll and employee benefit costs due to increased headcount throughout our organization partially offset by lower health insurance claims experience and reduced deferred compensation program costs associated with our stock price changes. These increases were partially offset by lower depreciation and amortization expense of $3.7 million and reduced expenses related to closing a site location of $2.1 million.

Research and Development Expenses

Research and development expenses increased $5.0 million or 18.9% to $31.5 million in 2022 from $26.5 million in 2021. Increased research and development costs were primarily driven by higher prototype materials costs and increased personnel-related expenses.

Restructuring, Impairment and Other Asset Charges, Net

Restructuring, asset impairment charges and the net gain on the sale of property and equipment for the years ended December 31, 2022 and 2021 are presented below and relate primarily to our SFG initiatives and recent leadership change:

	Years Ended December 31,
(in millions)	2022	2021
Restructuring charges:
Costs associated with leadership change	$4.4	$—
Costs associated with closing Enid	1.0	0.7
Costs associated with closing Tacoma	0.8	1.6
Costs associated with closing Mequon	—	0.6
Total restructuring related charges	6.2	2.9

Asset impairment charges:
Other impairment charges	3.5	0.2
Total asset impairment charges	3.5	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.7)	(0.6)
Total gain on sale of property and equipment, net	(0.7)	(0.6)

Restructuring, impairment and other asset charges, net	$9.0	$2.5

See Note 22, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the individual restructuring actions taken and the impairment charges recorded.

Income Tax Provision

Income tax expense for the year ended December 31, 2022 was $5.0 million, reflecting a 113.6% effective tax rate compared to an income tax benefit of $2.1 million for the year ended December 31, 2021, reflecting a (15.2)% effective tax rate. Our effective tax rates are affected by recurring items which are generally consistent from period to period, as well as discrete items that may occur but are not consistent from period to period.

The items having the most significant impact on the effective tax rate for 2022 include discrete tax expense for a foreign valuation allowance of $5.5 million for net operating losses ("NOLs") at our Brazilian subsidiary partially offset by the net benefits of $2.1 million for research and development tax credits and $0.9 million from the foreign derived intangible income deduction. The items having the most significant impact on the effective tax rate for 2021 include a benefit from net releases of valuation allowances of $8.1 million primarily related to NOLs at our Brazilian and German subsidiaries and a net benefit of $2.3 million for research and development tax credits partially offset by a $4.4 million provision from the dissolution of our Germany subsidiary. Future utilization of our NOLs and state tax credit carryforwards is evaluated on a periodic basis, and the valuation allowance is adjusted accordingly. There is no guarantee that we will not incur additional valuation allowances to our NOLs.

Backlog

The backlog of orders at December 31, 2022 was $912.7 million compared to $762.6 million at December 31, 2021, an increase of $150.1 million or 19.7%. Domestic and international backlogs increased $146.3 million or 23.3% and $3.8 million or 2.8%, respectively. The backlog increased $117.8 million to $567.1 million in the Infrastructure Solutions segment and increased $27.9 million to $341.2 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and totaled $4.4 million as of December 31, 2022. Increased orders were driven by higher demand from the continuation of dealer inventory replenishment and the infrastructure investment by the United States' government under the IIJA enacted in November 2021. The higher demand has contributed to longer lead times.

Net Sales by Segment

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Infrastructure Solutions	$847.4	$743.4	$104.0	14.0%
Materials Solutions	$422.7	$352.1	$70.6	20.1%
Corporate and Other	$4.4	$—	$4.4	100.0%

Infrastructure Solutions

Sales in this segment were $847.4 million for 2022 compared to $743.4 million for 2021, an increase of $104.0 million, or 14.0%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $78.4 million, (ii) parts and component sales of $20.3 million, (iii) service and equipment installation revenue of $5.3 million and (iv) freight revenue of $2.6 million. These increases were partially offset by lower used equipment sales of $3.1 million.

Domestic sales for the Infrastructure Solutions segment increased by $103.4 million, or 17.2%, for 2022 compared to 2021 primarily due to: (i) increased new equipment sales of $80.1 million, (ii) increased parts and component sales of $18.1 million, (iii) increased service and equipment installation sales of $4.5 million and (iv) increased freight revenue of $2.6 million. These increases were partially offset by lower used equipment sales of $2.7 million.

International sales for the Infrastructure Solutions segment increased $0.6 million, or 0.4%, for 2022 compared to 2021 primarily due to increased parts and component sales of $2.2 million partially offset by lower equipment sales of $1.7 million.

Materials Solutions

Sales in this segment were $422.7 million for 2022 compared to $352.1 million for 2021, an increase of $70.6 million or 20.1%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased new equipment and parts and component sales of $59.1 million and $14.1 million, respectively. These increases were partially offset by decreased other revenue of $4.5 million primarily driven by increased utilization of our interest subsidy programs offered to some of our dealer customers.

Domestic sales for the Materials Solutions segment increased $66.5 million or 27.7% for 2022 compared to 2021 driven by: (i) increased new equipment of $62.1 million (ii) increased parts and component sales of $7.4 million and (iii) increased freight revenue of $2.1 million. These increases were partially offset by decreased other revenue of $4.5 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment increased $4.1 million or 3.7% for 2022 compared to 2021 primarily due to increased parts and component sales of $6.7 million partially offset by lower new equipment sales of $3.0 million.

Corporate and Other

Sales in this segment represent our controls and automation business acquired in April 2022.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. This non-GAAP financial measure can be useful to investors in understanding operating results and the performance of our core business from management's perspective. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 19, Operations by Industry Segment and Geographic Area, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Infrastructure Solutions	$73.0	$73.9	$(0.9)	(1.2)%
Materials Solutions	$44.5	$39.1	$5.4	13.8%
Corporate and Other	$(46.5)	$(48.2)	$1.7	3.5%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $73.0 million for 2022 compared to $73.9 million for 2021, a decrease of $0.9 million or 1.2%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from: (i) the impact of higher inflation on materials, labor and overhead costs of $66.7 million, (ii) increased general and administrative costs of $8.3 million, (iii) manufacturing inefficiencies of $5.3 million largely due to logistics and manufacturing throughput disruptions and (iv) increased research and development costs of $4.2 million. Incorporated in these increased costs is a $4.6 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Infrastructure Solutions segment in the current year. These increased costs were partially offset by the impact of favorable net volume, pricing and mix that generated $80.5 million higher gross profit and reduced expenses related to closed site locations of $2.0 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $44.5 million for 2022 compared to $39.1 million for 2021, an increase of $5.4 million or 13.8%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable volume, pricing and mix that generated $51.3 million higher gross profit partially offset by the impact of higher inflation on materials, labor and overhead costs of $37.2 million and manufacturing inefficiencies $7.9 million due to supply chain and logistics disruptions. Incorporated in these increased costs is a $1.8 million impact of annual incentive compensation, which was recorded in Corporate and Other in the prior year period and has been reflected in the Materials Solutions segment in the current year.

Corporate and Other

Corporate and Other operations had net expenses of $46.5 million for 2022 compared to $48.2 million for 2021, a decrease of $1.7 million or 3.5%. The decrease in expenses was primarily driven by: (i) lower net annual incentive compensation of $2.0 million due to $6.4 million that was recorded within Infrastructure Solutions and Materials Solutions in the current year as compared to within Corporate in the prior year period, (ii) reduced consulting fees of $1.7 million and (iii) reduced deferred compensation program cost driven by our stock price changes of $1.5 million. These decreases were partially offset by increases in internal headcount and share-based compensation expenses of $2.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of December 31, 2022, our total liquidity was $232.0 million, consisting of $62.8 million of cash and cash equivalents available for operating purposes and $169.2 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $27.0 million of cash and cash equivalents available for operating purposes and is considered to be indefinitely invested in those jurisdictions.

In April 2022, we acquired MINDS with a total cash consideration paid to the selling shareholders of $19.3 million funded from cash on hand. Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, the SFG transformation, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which replaced the previously existing credit facility with a borrowing capacity of $150.0 million and a maturity date of December 29, 2023 (the "Previous Credit Facility"). The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the “Credit Facilities”) and (iii) a maturity date of December 19, 2027.

We had $78.0 million in outstanding borrowings under the Credit Facilities at December 31, 2022 and no outstanding borrowings on the Previous Credit Facility at December 31, 2021. Our outstanding letters of credit totaling $2.8 million decreased borrowing availability to $169.2 million under the revolving credit facility as of December 31, 2022. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our domestic working capital needs in response to supply chain disruptions. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with the financial covenants of the Credit Facilities at December 31, 2022. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in 2023 to be significantly higher than in prior years.

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

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of December 31, 2022, open purchase obligations totaled $330.9 million, of which $324.9 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $25 and $35 million for the year ending December 31, 2023, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the years ended December 31, 2022 and 2021, respectively:

	Years Ended December 31,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(73.9)	$7.4
Net cash used in investing activities	(53.2)	(18.4)
Net cash provided by (used in) financing activities	60.1	(12.1)
Effect of exchange rates on cash	(1.4)	(1.1)
Decrease in cash and cash equivalents and restricted cash	(68.4)	(24.2)
Cash, cash equivalents and restricted cash, end of period	$66.0	$134.4

Net cash (used in) provided by operating activities

Our operating activities were a $73.9 million net use of cash during 2022 as compared to providing net cash of $7.4 million during 2021. This decrease is primarily due to: (i) higher net cash usages in our operating assets and liabilities of $49.1 million mainly driven by the increase of inventories on hand of $44.9 million due to higher backlog and supply chain disruptions and (ii) lower net income adjusted for non-cash items of $33.7 million.

Net cash used in investing activities

Net cash used in investing activities increased by $34.8 million during 2022 as compared to 2021 primarily due to increased purchases of property and equipment of $20.6 million in part due to our manufacturing facility transformation initiative and the acquisition of MINDS in the second quarter of 2022 at a purchase price of $17.8 million, net of cash acquired. These cash outflows were partially offset by increased cash inflows of $3.8 million from disposals of property and equipment.

Net cash provided by (used in) financing activities

Our financing activities provided net cash of $60.1 million during 2022 as opposed to a net use of $12.1 million in cash during 2021 primarily due to increased net proceeds from borrowings of $83.5 million partially offset by repurchases of stock under our share repurchase program of $10.1 million in 2022.

Financial Condition

Our current assets increased to $696.4 million at December 31, 2022 from $636.0 million at December 31, 2021, an increase of $60.4 million or 9.5%. The increase is due primarily to increased inventories of $94.7 million driven by supply chain disruptions resulting in maintaining elevated inventory levels, increased trade and other net receivables and contract assets of $28.4 million, the recording of $15.4 million of assets at our closed Tacoma site as held for sale and increased prepaid expenses and other assets of $4.7 million. These increases were partially offset by decreased cash, cash equivalents and restricted cash of $68.4 million, the net sale of short-term trading securities of $4.7 million and decreased prepaid and refundable income taxes of $4.6 million. Accounts receivable days outstanding decreased from 50.3 in 2021 to 44.5 in 2022.

Our current liabilities increased to $274.0 million at December 31, 2022 from $223.3 million at December 31, 2021, an increase of $50.7 million or 22.7%. The increase is primarily due to increased accounts payable of $25.0 million, increased customer deposits of $9.3 million, additional net borrowings of $6.8 million on short-term debt facilities in order to meet working capital needs at certain of our international sites, increased accrued employee related liabilities of $4.7 million and increased other current liabilities of $3.4 million.

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

Certain contracts include terms and conditions through which we recognize revenues upon completion of equipment production, which is subsequently stored at one of our plants at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and transfer of control and when collectibility is probable. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, we must not have retained any specific performance obligations such that the earnings process is not complete, and the goods must have been segregated from our inventory prior to revenue recognition.

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

Goodwill and Other Intangible Assets: Goodwill is tested for impairment annually on October 1, or more frequently, if events or circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is allocated to, and evaluated for impairment at, four identified reporting units. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business, has available discrete financial information, and whose operating results are regularly reviewed by management. We combine and aggregate components of an operating segment as a single reporting unit if the components have similar economic characteristics.

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. We determine fair values of each reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. This analysis requires significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization, terminal growth rates, the cost of capital, the selection of appropriate guideline companies and related valuation multiples. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

We performed a quantitative analysis during 2022 on our four reporting units whereby the fair values of each reporting unit exceeded its carrying value and therefore no indicators of impairment existed. However, the fair values of the Materials Solutions and Astec Digital reporting units exceeded their carrying values by 3.2% and 5.0%, respectively. Since the Materials Solutions and Astec Digital reporting units' fair values did not substantially exceed the carrying values, we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of December 31, 2022, there was $19.4 million and $8.7 million of goodwill recorded related to the Materials Solutions and Astec Digital reporting units, respectively.

No goodwill impairment charges were recognized in 2022 or 2021. Goodwill impairment charges of $1.6 million were recognized in 2020. See Note 2, Basis of Presentation and Significant Accounting Policies, and Note 7, Goodwill, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a detail of the testing management performed for goodwill impairment, goodwill reported by segment and impairment charges recorded.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the need to establish valuation allowances against our deferred tax assets to the extent we no longer believe it is more-likely-than-not that the tax assets will be fully utilized. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Liabilities for uncertain income tax positions are based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires an estimate and measurement of the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to accrued taxes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

Interest Rate Risk

We are exposed to changes in interest rates, primarily from our domestic Credit Facilities and our international credit facilities and term loan. Our domestic Credit Facilities include a $250.0 million revolving credit facility, which bears interest based on market rates plus an applicable margin as defined in the Credit Agreement. Based on the outstanding balance on our domestic Credit Facilities of $78.0 million as of December 31, 2022, a hypothetical 100 basis point increase in the interest rates would have a $0.8 million impact on our annualized interest expense. We had no borrowings outstanding on our prior credit facility as of December 31, 2021. We do not hedge variable interest.

Foreign Exchange Risk

We are subject to foreign exchange risk at our foreign operations. Foreign operations represent 26.9% and 23.7% of total assets at December 31, 2022 and 2021, respectively, and 17.1% and 17.2% of total net sales for the years ended December 31, 2022 and 2021, respectively. Each period, the balance sheets and related results of operations of our subsidiaries that are denominated in non-U.S. dollar currencies are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in our reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in our reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We view our investments in foreign subsidiaries as long-term and do not hedge the net investments in foreign subsidiaries.

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

Due to the limited exposure to foreign exchange rate risk, a 10% fluctuation in the foreign exchange rates at December 31, 2022 or 2021 would not have a material impact on our consolidated financial statements.

Commodity Risk

We purchase raw materials and some manufactured components and replacement parts for our products from leading suppliers both domestically and internationally. Raw materials used in the manufacture of our products include carbon steel, pipe and various types of alloy steel, which are normally purchased from distributors and other sources. The majority of steel is scheduled on a just in time arrangement from suppliers to better manage inventory requirements at our manufacturing facilities. Based on market dynamics, we strategically and selectively order and inventory certain items beyond a just in time basis. The most significant component of our inventory is steel. Significant increases in the market price of steel can negatively impact our gross profit as we are often unable to pass along all of these price increases to our customers. A significant decline in the market price of steel could result in a decline in the market value of our equipment or parts. We utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Cash Flows

Consolidated Statements of Equity

Notes to Consolidated Financial Statements

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Astec Industries, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over inventories and net sales

As disclosed in Notes 4 and 18 to the Company's consolidated financial statements, and disclosed in the consolidated balance sheet and consolidated statement of operations, the Company recorded $393.4 million in inventories and $1,274.5 million in net sales as of December 31, 2022 and for the year then ended, respectively. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at each of the Company's sites. Net sales are recognized primarily from the sale of equipment and replacement parts from each of the Company's sites.

We identified the evaluation of the sufficiency of audit evidence over inventories and net sales as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required especially subjective auditor judgment because of the decentralized structure and geographic dispersion of the Company's manufacturing locations. This included determining the sites for which procedures were performed.

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

Goodwill impairment analysis for the Material Solutions reporting unit

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if circumstances change or events occur that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. During the year ended December 31, 2022, the Company performed a quantitative impairment analysis and determined fair values of each of its reporting units using an equally weighted combination of the discounted cash flow method and the guideline public company method. The Company did not record any impairment of goodwill as the fair value of each reporting unit exceeded its carrying amount. As of December 31, 2022, goodwill allocated to the Materials Solutions reportable segment was $19.4 million.

We identified the evaluation of the goodwill impairment analysis for the Materials Solutions reporting unit as a critical audit matter. Evaluating the estimated fair value of the reporting unit involved a high degree of subjective auditor judgment. Specifically, the revenue growth rates, gross margins, and discount rate assumptions used in estimating the fair value of the reporting unit were challenging to evaluate as changes to those assumptions could have had a significant effect on the Company’s assessment of the impairment of goodwill of that reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the determination of the revenue growth rates, gross margins, and discount rate assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities
•evaluating the revenue growth rates and gross margins by comparing them to the reporting unit’s historical performance, to publicly available data for comparable companies, and to the Company’s analyst reports
•assessing the estimated fair value using the reporting unit’s cash flow assumptions and an independently developed discount rate and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2015.

Atlanta, Georgia
March 1, 2023

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$66.0	$134.4
Investments	3.9	8.6
Trade receivables and contract assets, net	167.1	141.7
Other receivables, net	6.5	3.5
Inventories	393.4	298.7
Prepaid and refundable income taxes	15.9	20.5
Prepaid expenses and other assets	28.2	23.5
Assets held for sale	15.4	5.1
Total current assets	696.4	636.0
Property and equipment, net	173.6	171.7
Investments	15.1	12.2
Goodwill	45.2	38.6
Intangible assets, net	22.5	22.7
Deferred income tax assets	32.1	16.2
Other long-term assets	29.5	8.4
Total assets	$1,014.4	$905.8
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.1
Short-term debt	9.4	2.6
Accounts payable	107.2	82.2
Customer deposits	69.5	60.2
Accrued product warranty	11.9	10.5
Accrued employee related liabilities	35.3	30.6
Accrued loss reserves	1.9	1.9
Other current liabilities	38.6	35.2
Total current liabilities	274.0	223.3
Long-term debt	78.1	0.2
Deferred income tax liabilities	2.1	1.4
Other long-term liabilities	33.3	29.6
Total liabilities	387.5	254.5
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,624,031 in 2022 and 22,767,052 in 2021	4.5	4.5
Additional paid-in capital	135.8	130.6
Accumulated other comprehensive loss	(40.1)	(32.4)
Company stock held by deferred compensation programs, at cost	(1.1)	(1.2)
Retained earnings	527.8	549.3
Shareholders' equity	626.9	650.8
Noncontrolling interest	—	0.5
Total equity	626.9	651.3
Total liabilities and equity	$1,014.4	$905.8

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,274.5	$1,095.5	$1,024.4
Cost of sales	1,010.4	846.0	786.8
Gross profit	264.1	249.5	237.6
Selling, general and administrative expenses	216.1	200.6	166.9
Research and development expenses	31.5	26.5	22.1
Restructuring, impairment and other asset charges, net	9.0	2.5	8.1
Income from operations	7.5	19.9	40.5
Other (expenses) income, net:
Interest expense	(2.5)	(1.1)	(0.7)
Interest income	1.0	0.5	0.8
Other (expenses) income, net	(1.6)	(5.5)	3.9
Income before income taxes	4.4	13.8	44.5
Income tax provision (benefit)	5.0	(2.1)	(1.5)
Net (loss) income	(0.6)	15.9	46.0
Net loss (income) attributable to noncontrolling interest	0.5	(0.1)	—
Net (loss) income attributable to controlling interest	$(0.1)	$15.8	$46.0
Per share data:
Earnings per common share - Basic	$—	$0.70	$2.04
Earnings per common share - Diluted	$—	$0.69	$2.01
Weighted average shares outstanding - Basic	22,790,717	22,726,767	22,585,515
Weighted average shares outstanding - Diluted	22,790,717	22,948,632	22,877,743

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(0.6)	$15.9	$46.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7.7)	(2.1)	(1.8)
Change in unrecognized pension and postretirement benefit costs	—	3.1	0.1
Other comprehensive (loss) income	(7.7)	1.0	(1.7)
Comprehensive loss attributable to noncontrolling interest	0.5	—	—
Comprehensive (loss) income attributable to controlling interest	$(7.8)	$16.9	$44.3

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(0.6)	$15.9	$46.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	27.9	30.2	26.9
Provision for credit losses	1.2	1.4	0.9
Provision for warranties	12.6	10.9	9.8
Deferred compensation (benefit) expense	(0.9)	0.5	0.7
Share-based compensation	6.8	6.0	5.1
Deferred tax (benefit) provision	(17.1)	(1.3)	8.6
Gain on disposition of property and equipment	(0.7)	(0.6)	(6.2)
Non-cash curtailment and settlement loss (gain) on pension and postretirement benefits, net	—	3.2	(0.5)
Gain on disposition of subsidiary	—	—	(1.6)
Asset impairment charges, net	3.5	0.2	4.4
Distributions to deferred compensation programs' participants	(1.0)	(2.5)	(1.4)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Sale (purchase) of trading securities, net	0.7	(3.1)	0.2
Receivables and other contract assets	(28.0)	(28.4)	12.2
Inventories	(96.4)	(51.5)	45.9
Prepaid expenses	(2.8)	(6.2)	—
Other assets	(16.2)	1.5	(0.2)
Accounts payable	25.5	29.5	(8.6)
Accrued retirement benefit costs	—	(0.1)	—
Accrued loss reserves	(0.1)	(1.3)	0.3
Accrued employee related liabilities	4.3	10.0	1.6
Other accrued liabilities	2.6	(8.4)	3.1
Accrued product warranty	(11.1)	(10.7)	(10.2)
Customer deposits	9.9	26.5	(11.2)
Income taxes payable/prepaid	6.0	(14.3)	15.7
Net cash (used in) provided by operating activities	(73.9)	7.4	141.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17.8)	0.1	(32.5)
(Price adjustment on prior) proceeds from sale of subsidiary	—	(1.1)	9.1
Expenditures for property and equipment	(40.7)	(20.1)	(15.4)
Proceeds from sale of property and equipment	5.7	1.9	17.7
Purchase of investments	(1.0)	(1.0)	(1.1)
Sale of investments	0.6	1.8	1.3
Net cash used in investing activities	(53.2)	(18.4)	(20.9)

(Continued)

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Payment of dividends	(11.2)	(10.2)	(10.0)
Proceeds from borrowings on credit facilities and bank loans	223.0	7.2	6.0
Repayments of borrowings on credit facilities and bank loans	(138.5)	(6.2)	(5.9)
Payment of debt issuance costs	(1.5)	—	—
Sale of Company stock by deferred compensation programs, net	0.2	0.6	0.3
Withholding tax paid upon vesting of share-based compensation awards	(1.8)	(3.5)	(0.8)
Repurchase of Company stock	(10.1)	—	—
Net cash provided by (used in) financing activities	60.1	(12.1)	(10.4)
Effect of exchange rates on cash	(1.4)	(1.1)	(0.5)
(Decrease) increase in cash and cash equivalents and restricted cash	(68.4)	(24.2)	109.7
Cash, cash equivalents and restricted cash, beginning of period	134.4	158.6	48.9
Cash, cash equivalents and restricted cash, end of period	$66.0	$134.4	$158.6

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$1.1	$0.3	$0.3
Income taxes paid (refunded), net	$17.7	$10.0	$(20.2)

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$1.5	$1.4	$0.7

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$7.3	$1.8	$1.5
Liability award converted to equity	$—	$—	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Company Shares Held by Deferred Compensation Programs, at Cost	Retained Earnings	Non-controlling Interest	Total Equity
Balance, December 31, 2019	22,551,183	$4.5	$122.6	$(31.8)	$(1.7)	$507.7	$0.5	$601.8
Net income	—	—	—	—	—	46.0	—	46.0
Other comprehensive loss	—	—	—	(1.7)	—	—	—	(1.7)
Dividends ($0.44 per share)	—	—	—	—	—	(10.0)	—	(10.0)
Share-based compensation	—	—	5.1	—	—	—	—	5.1
Conversion of liability awards to equity	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	60,793	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.8)	—	—	—	—	(0.8)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.2	—	—	0.3
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$543.7	$0.5	$641.5
Net income	—	—	—	—	—	15.8	0.1	15.9
Other comprehensive income (loss)	—	—	—	1.1	—	—	(0.1)	1.0
Dividends ($0.45 per share)	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Issuance of common stock under incentive plan	155,076	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.5)	—	—	—	—	(3.5)
Deferred compensation programs' transactions, net	—	—	0.3	—	0.3	—	—	0.6
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net loss	—	—	—	—	—	(0.1)	(0.5)	(0.6)
Other comprehensive loss	—	—	—	(7.7)	—	—	—	(7.7)
Dividends ($0.49 per share)	—	—	0.2	—	—	(11.4)	—	(11.2)
Share-based compensation	—	—	6.8	—	—	—	—	6.8
Issuance of common stock under incentive plan	108,066	0.1	(0.1)	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.8)	—	—	—	—	(1.8)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Share repurchases	(251,087)	(0.1)	—	—	—	(10.0)	—	(10.1)
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

Description of Business

Astec Industries, Inc. is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures and markets equipment and components used primarily in road building and related construction activities, as well as other products discussed below. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface for both asphalt and concrete. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; concrete plants; commercial and industrial burners; and combustion control systems.

The Company's products are marketed both domestically and internationally primarily to asphalt producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycle and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company operates in two reportable segments (plus Corporate and Other) - Infrastructure Solutions and Materials Solutions. The Company's two reportable business segments comprise sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

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

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net loss (income) attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder, which is undergoing a judicial reorganization in Brazil, to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include excess and obsolete inventory, inventory net realizable value, product warranty obligations, self-insurance loss reserves, capitalization of internal use software, goodwill impairment and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

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

The Company had $25.9 million and $117.0 million in a government money market fund at December 31, 2022 and 2021, respectively, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

The Company had cash of $3.2 million and $0.3 million at December 31, 2022 and 2021, respectively, that is restricted as to withdrawal or use, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

Investments - Investments consist primarily of investment-grade marketable securities. All investments held at December 31, 2022 are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in "Other (expenses) income, net" in the Consolidated Statements of Operations. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade-date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

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

Allowance for Credit Losses - The Company measures its credit losses on receivables using an expected loss model. The Company currently monitors credit levels and financial conditions of customers on a continuing basis. After considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability. An allowance for credit losses is maintained in "Trade receivables and contract assets, net" in the Consolidated Balance Sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on a rolling twelve-month "look-back", specific reserves and an expectation of future economic conditions that might impact customers. The corresponding provision for credit losses is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

The following table represents a rollforward of the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in millions)	2022	2021	2020
Allowance balance, beginning of year	$2.3	$1.7	$1.4
Provision	1.2	0.7	0.9
Write offs	(1.2)	(0.4)	(0.6)
Recoveries and other	—	0.3	—
Allowance balance, end of year	$2.3	$2.3	$1.7

In addition, an allowance for credit losses related to an outstanding note receivable of $0.7 million is included in "Other receivables, net" in the Consolidated Balance Sheets for the years ended December 31, 2022 and 2021.

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

Assets Held for Sale – Assets are classified as held for sale when any ongoing operations have ceased, and the Company has committed to a plan to sell the assets in their current condition at a price that is reasonable in relation to the current fair value of the assets. Assets held for sale are generally expected to be sold within one year of meeting the designation criteria. Upon designation as held for sale, the assets are recorded at the lower of their carrying value or fair value, less costs to sale and related depreciation and amortization is ceased. The held for sale designation and carrying value of assets held for sale is periodically reviewed and adjusted as facts and circumstances indicate that a change may be necessary. As of December 31, 2022, the Company recorded assets held for sale of $15.4 million related to land and building assets of its former site in Tacoma, which are being marketed for sale. The Company accounted for certain Enid land and building assets as assets held for sale as of December 31, 2021. The sale of the Enid land and building was completed in the fourth quarter of 2022. See Note 22, Strategic Transformation and Restructuring, Impairment and Other Asset Charges for additional discussion of the transactions related to these assets.

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

Leases - The Company leases certain real estate, material handling equipment, automobiles and other equipment. The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right-of-use ("ROU") asset equal to the lease liability, subject to certain adjustments, such as prepaid rent. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of December 31, 2022 and 2021, the Company did not have any finance leases.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but is tested at the reporting unit level for impairment annually on October 1, or more frequently, as events dictate. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business, has available discrete financial information, and whose operating results are regularly reviewed by management. Components of an operating segment are combined and aggregated as a single reporting unit if the components have similar economic characteristics.

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires the comparison the carrying value of the reporting unit's net assets to the fair value of the reporting unit. The Company determines fair values of each reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. This analysis requires significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization, terminal growth rates, the cost of capital, the selection of appropriate guideline companies and related valuation multiples. Management's estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on management's judgment of the rates that would be utilized by a hypothetical market participant.

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

Intangible assets with definite lives are amortized on a straight-line basis over the following estimated useful lives:

Years
Dealer network and customer relationships	8 - 18
Trade names	3
Other	3 - 19

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

Income Taxes - Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more-likely-than-not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized. The Company is periodically audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict a final outcome or timing of resolution of any particular tax matter, the Company believes its reserve for uncertain tax positions is adequate to reduce the uncertain positions to the greatest amount of benefit that is more-likely-than-not realizable.

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

The financial statements of the captive are included in the consolidated financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers' compensation under the captive are included in "Accrued loss reserves" or "Other long-term liabilities" in the Consolidated Balance Sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

The Company is self-insured for health and prescription claims under its Group Health Insurance Plan for all of the Company's domestic employees. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in "Accrued loss reserves" in the Company's Consolidated Balance Sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

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

Depending on the terms of the arrangement with the customer, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance, service work to be performed in the future without charge, floor plan interest to be reimbursed to the Company's dealer customers, payments for extended warranties or for obligations for future estimated returns to be allowed based upon historical trends.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon the completion of production, and the equipment is subsequently stored at the Company's plant at the customer's request. Revenue is recorded on such contracts upon the customer's assumption of title and risk of ownership, which transfers control of the equipment, and when collectibility is probable. In addition, there must be a fixed schedule of delivery of the goods consistent with the customer's business practices, the Company must not have retained any specific performance obligations such that the earnings process is not complete; and the goods must have been segregated from the Company's inventory prior to revenue recognition.

The Company had orders totaling $20.7 million and $29.3 million in 2022 and 2021 respectively, and nominal orders in 2020 on which revenue was recorded over time based upon the ratio of costs incurred to estimated total costs.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $2.1 million, $1.5 million and $2.6 million in advertising costs during 2022, 2021 and 2020, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Acquisitions - The Company accounts for business combinations using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Acquisition costs are expensed as incurred and contingent consideration, if applicable, is booked at its fair value as part of the purchase price. See Note 3, Acquisitions for additional information on the Company's acquisitions.

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. The fair value of the derivative financial instrument is recorded in the Consolidated Balance Sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the Consolidated Statements of Operations in the current period. The Company does not engage in speculative transactions, nor does it hold or issue derivative financial instruments for trading purposes. The average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $10.3 million during 2022. The Company reported nominal derivative assets at December 31, 2022 and $0.1 million of derivative assets in "Prepaid expenses and other assets" at December 31, 2021. The Company held nominal derivative liabilities at December 31, 2022 or 2021.

The Company recognized, as a component of "Other (expenses) income, net", a net loss on the change in fair value of derivative instruments of $0.5 million for the year ended December 31, 2022 and a net gain of $0.8 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. There were no derivatives that were designated as hedges at December 31, 2022 or 2021.

Foreign Currency - Subsidiaries located in Australia, Belgium, Brazil, Canada, Chile, France, India, South Africa, Thailand and the United Kingdom operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates in effect during the period. The resulting adjustments are presented as a separate component of "Accumulated other comprehensive loss". Foreign currency transaction gains and losses, net are included in "Other (expenses) income, net" and amounted to losses of $0.4 million and $1.3 million in 2022 and 2021, respectively, and a gain of $1.1 million in and 2020.

Earnings Per Share - Basic earnings per share is computed by dividing "Net (loss) income attributable to controlling interest" by the weighted average number of shares outstanding during the reported period. Deferred stock units are fully vested and, as such, are included in basic earnings per share. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock units, performance stock units, related dividend equivalents and stock held in the Company's deferred compensation programs, using the treasury stock method. Potential common shares that have an antidilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2022	2021	2020
Denominator:
Denominator for basic earnings per share	22,790,717	22,726,767	22,585,515
Effect of dilutive securities:
Restricted stock units	—	150,754	185,965
Unvested performance share units	—	35,747	65,404
Deferred compensation programs	—	35,364	40,859
Denominator for diluted earnings per share	22,790,717	22,948,632	22,877,743

Antidilutive securities excluded from the calculation of diluted earnings per share	255,738	75,451	6,184

Adjustments and Reclassifications

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

The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior period consolidated financial statements taken as a whole. To reflect the correction of the above errors, the Company is revising the previously issued consolidated financial statements for the years ended and as of December 31, 2021 and 2020 in this Form 10-K. The Company is also disclosing the impact of the revisions on the previously filed audited Consolidated Balance Sheet as of December 31, 2021 and the opening balance sheet equity impact for December 31, 2020. As a result, the Company has corrected the misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

In addition, certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2022.

•The Company reclassified certain accrued liability balances from "Other current liabilities" to "Accrued employee related liabilities" to more appropriately reflect the nature of such accrued balances.

•The Company elected to present gains and losses recognized on the change in fair value of derivative instruments and foreign currency transaction gains and losses, net in "Other (expenses) income, net". These amounts were previously included in "Cost of sales".

There was no change to previously reported "Total current liabilities" or "Net (loss) income attributable to controlling interest" related to these reclassifications.

The Company recorded a $1.5 million out-of-period expense during the first quarter of 2021 in "Selling, general and administrative expenses" for certain vendor hosted software licensing fees for contract costs incurred in the fourth quarter of 2020, which is not reflected as an adjustment in the tables below.

Balance Sheet

	December 31, 2021
(in millions)	As Previously Reported	Adjustment	Reclassification	As Revised / Reclassified
Trade receivables and contract assets, net	$144.1	$(2.4)	$—	$141.7
Inventories	303.0	(4.3)	—	298.7
Prepaid and refundable income taxes	19.5	1.0	—	20.5
Total current assets	641.7	(5.7)	—	636.0
Deferred income tax assets	16.0	0.2	—	16.2
Total assets	911.3	(5.5)	—	905.8
Accounts payable	83.5	(1.3)	—	82.2
Accrued employee related liabilities	23.6	—	7.0	30.6
Other current liabilities	42.9	(0.7)	(7.0)	35.2
Total current liabilities	225.3	(2.0)	—	223.3
Total liabilities	256.5	(2.0)	—	254.5
Retained earnings	552.8	(3.5)	—	549.3
Shareholders' equity	654.3	(3.5)	—	650.8
Total equity	654.8	(3.5)	—	651.3
Total liabilities and equity	911.3	(5.5)	—	905.8

Statement of Operations

	Year Ended December 31, 2021
(in millions, except per share data)	As Previously Reported	Adjustment	Reclassification	As Revised / Reclassified
Net sales	$1,097.2	$(1.7)	$—	$1,095.5
Cost of sales	845.5	1.0	(0.5)	846.0
Gross profit	251.7	(2.7)	0.5	249.5
Income (loss) from operations	22.1	(2.7)	0.5	19.9
Other income (expenses), net	(5.0)	—	(0.5)	(5.5)
Income (loss) before income taxes	16.5	(2.7)	—	13.8
Income tax provision (benefit)	(1.4)	(0.7)	—	(2.1)
Net (loss) income	17.9	(2.0)	—	15.9
Net (loss) income attributable to controlling interest	17.8	(2.0)	—	15.8
Per share data:
(Loss) earnings per common share - Basic	0.78	(0.08)	—	0.70
(Loss) earnings per common share - Diluted	0.78	(0.09)	—	0.69

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	Reclassification	As Revised / Reclassified
Cost of sales	$784.3	$1.2	$1.3	$786.8
Gross profit	240.1	(1.2)	(1.3)	237.6
Income (loss) from operations	43.0	(1.2)	(1.3)	40.5
Other income (expenses), net	2.6	—	1.3	3.9
Income (loss) before income taxes	45.7	(1.2)	—	44.5
Income tax provision (benefit)	(1.2)	(0.3)	—	(1.5)
Net (loss) income	46.9	(0.9)	—	46.0
Net (loss) income attributable to controlling interest	46.9	(0.9)	—	46.0
Per share data:
(Loss) earnings per common share - Basic	2.08	(0.04)	—	2.04
(Loss) earnings per common share - Diluted	2.05	(0.04)	—	2.01

Statements of Comprehensive Income

	Year Ended December 31, 2021
(in millions)	As Previously Reported	Adjustment	As Revised / Reclassified
Net (loss) income	$17.9	$(2.0)	$15.9
Comprehensive income (loss) attributable to controlling interest	18.9	(2.0)	16.9

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised / Reclassified
Net (loss) income	$46.9	$(0.9)	$46.0
Comprehensive income (loss) attributable to controlling interest	45.2	(0.9)	44.3

Statement of Cash Flows

	Year Ended December 31, 2021
(in millions)	As Previously Reported	Adjustment	Reclassification	As Revised / Reclassified
Net (loss) income	$17.9	$(2.0)	$—	$15.9
Receivables and other contract assets	(30.8)	2.4	—	(28.4)
Inventories	(53.8)	2.3	—	(51.5)
Accounts payable	30.8	(1.3)	—	29.5
Accrued employee related liabilities	3.0	—	7.0	10.0
Other accrued liabilities	(0.7)	(0.7)	(7.0)	(8.4)
Income taxes payable/prepaid	(13.6)	(0.7)	—	(14.3)

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	Reclassification	As Revised / Reclassified
Net (loss) income	$46.9	$(0.9)	$—	$46.0
Inventories	44.7	1.2	—	45.9
Accrued employee related liabilities	(5.1)	—	6.7	1.6
Other accrued liabilities	9.8	—	(6.7)	3.1
Income taxes payable/prepaid	16.0	(0.3)	—	15.7

Statement of Equity

(in millions)	As Previously Reported	Adjustment	As Revised / Reclassified
Balance, December 31, 2020
Retained Earnings	$545.2	$(1.5)	$543.7
Total Equity	643.0	(1.5)	641.5

Balance, December 31, 2021
Retained Earnings	552.8	(3.5)	549.3
Total Equity	654.8	(3.5)	651.3

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

3. Acquisitions

MINDS Acquisition - The Company entered into a Share Purchase Agreement, dated as of March 22, 2022, by and between MINDS Automation Group, Inc., a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The acquisition was completed on April 1, 2022 at a purchase price of $19.3 million, which was paid in cash. The Company's allocation of the purchase price resulted in the recognition of $9.3 million of goodwill and $9.3 million of intangible assets primarily consisting of customer relationships (9 year life) and developed technology (7 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and proportion of intangible assets acquired in relation to tangible assets. Goodwill acquired is attributable to future growth opportunities provided by the acquired intellectual capital and the ability to generate cross-selling synergies. The acquisition provides the Company with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance. Results of operations have been consolidated from the date of acquisition. The goodwill is not deductible for income tax purposes. Proforma financial information is not included since not significant.

Acquisition and integration costs of $1.2 million were expensed as incurred during the year ended December 31, 2022 for this acquisition. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

The following table summarizes the allocations of the total purchase price:

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

Grathwol Asset Acquisition - On November 2, 2020, the Company closed a transaction pursuant to which it purchased certain assets of Grathwol Automation, LLC ("Grathwol"). Grathwol is engaged in the business of developing and providing advanced telematics and remote diagnostics for construction equipment and related products and services. Assets purchased primarily comprise technology assets. The total purchase price was $6.0 million, of which $1.8 million was deferred and will be recognized as expense and be paid out in two equal annual installments on the anniversary date of the acquisition.

4. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2022	2021
Raw materials and parts	$302.9	$216.1
Work-in-process	57.3	50.4
Finished goods	32.1	28.9
Used equipment	1.1	3.3
Total	$393.4	$298.7

During the year ended December 31, 2020, in conjunction with exiting the oil and gas drilling product lines, Enid's inventories were written down by $4.4 million, which was reported within "Cost of sales" in the Company's Consolidated Statements of Operations.

5. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The deferred compensation programs' assets and related offsetting liability are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of December 31, 2022 and 2021 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	December 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	5.0	—	5.0
Municipal bonds	—	0.3	0.3
Floating rate notes	0.2	—	0.2
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.4	5.4
Other	1.3	0.7	2.0
Total financial assets	$12.6	$6.4	$19.0
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

	December 31, 2021
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	3.0	—	3.0
Trading debt securities:
Corporate bonds	3.3	—	3.3
Municipal bonds	—	0.2	0.2
Floating rate notes	0.4	—	0.4
U.S. government securities	1.1	—	1.1
Asset-backed securities	—	3.5	3.5
Other	3.1	1.0	4.1
Derivative financial instruments	—	0.1	0.1
Total financial assets	$16.1	$4.8	$20.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$7.2	$7.2
Total financial liabilities	$—	$7.2	$7.2

6. Investments

The Company's trading securities consist of the following:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
December 31, 2022
Trading equity securities	$5.9	$0.1	$0.7	$5.3
Trading debt securities	14.3	—	0.6	13.7
Total	$20.2	$0.1	$1.3	$19.0
December 31, 2021
Trading equity securities	$7.8	$0.4	$—	$8.2
Trading debt securities	12.6	0.1	0.1	12.6
Total	$20.4	$0.5	$0.1	$20.8

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

7. Goodwill

The Company tests goodwill for impairment annually on October 1, 2022, or more frequently should circumstances change or events occur that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. The goodwill impairment test is performed for each of the Company's four reporting units which have goodwill recorded.

Management elected to perform a quantitative assessment for the October 1, 2022 annual impairment analysis based on its decline in operating performance, declines in the Company's stock price and the overall macroeconomic environment. The

Company determined fair values of each reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The significant assumptions used under the discounted cash flow method are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. For the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and related valuation multiples used in the market analysis. Based on the Company's quantitative impairment test, no impairment at any of its reporting units was identified.

Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in operating performance in certain reporting units or the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's Consolidated Balance Sheets or Statements of Operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge would be recorded to reduce the reporting unit to fair value.

Management performed a qualitative assessment for the annual tests of goodwill impairment performed on October 1, 2021 and October 31, 2020, the Company's prior annual goodwill impairment testing date, and concluded that there was no impairment of goodwill. These reviews included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units. These events and circumstances include, but were not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations.

The Company completed the acquisition of MINDS Automation Group, Inc. during the year ended December 31, 2022, which increased goodwill $9.3 million.

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

The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the years ended December 31, 2022 and 2021 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Balance, December 31, 2020:
Goodwill	$39.4	$33.3	$—	$72.7
Accumulated impairment losses	(21.8)	(12.2)	—	(34.0)
Net	$17.6	$21.1	$—	$38.7
2021 Activity:
Foreign currency translation	$0.1	$(0.1)	$—	$—
Acquisitions	(0.1)	—	—	(0.1)
Total 2021 activity	$—	$(0.1)	$—	$(0.1)
Balance, December 31, 2021:
Goodwill	$39.4	$33.2	$—	$72.6
Accumulated impairment	(21.8)	(12.2)	—	(34.0)
Net	$17.6	$21.0	$—	$38.6
2022 Activity:
Foreign currency translation	$(0.5)	$(1.6)	$(0.6)	$(2.7)
Acquisitions	—	—	9.3	9.3
Total 2022 activity	$(0.5)	$(1.6)	$8.7	$6.6
Balance, December 31, 2022:
Goodwill	$38.9	$31.6	$8.7	$79.2
Accumulated impairment	(21.8)	(12.2)	—	(34.0)
Net	$17.1	$19.4	$8.7	$45.2

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2022 and 2021:

	2022			2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$41.7	$26.0	$15.7	$37.1	$22.9	$14.2
Trade names	10.2	10.0	0.2	10.2	7.8	2.4
Other	15.7	9.1	6.6	13.5	7.4	6.1
Total	$67.6	$45.1	$22.5	$60.8	$38.1	$22.7

Amortization expense on intangible assets was $8.5 million, $10.1 million and $6.1 million for 2022, 2021 and 2020, respectively.

Future annual expected amortization expense on intangible assets as of December 31, 2022 are as follows (in millions):

2023	$5.4
2024	4.5
2025	3.0
2026	2.4
2027	2.1
2028 and thereafter	5.1

9. Property and Equipment

Property and equipment at cost, less accumulated depreciation, is as follows:

	December 31,
(in millions)	2022	2021
Land	$12.4	$13.9
Building and land improvements	140.8	154.3
Construction in progress	19.7	7.6
Manufacturing and office equipment	230.0	239.2
Aviation equipment	4.5	4.7
Less accumulated depreciation	(233.8)	(248.0)
Total	$173.6	$171.7

Depreciation expense was $19.4 million, $20.1 million and $20.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. Leases

The Company records its operating lease ROU assets in "Other long-term assets" and its operating lease liabilities in "Other current liabilities" and "Other long-term liabilities". As of December 31, 2022 and 2021, the Company did not have any finance leases.

Additional information related to the Company’s operating leases is reflected in the tables below:

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease expense	$2.8	$2.3	$2.6
Short-term lease expense	2.9	1.5	1.0
Cash paid for operating leases included in operating cash flows	2.5	2.5	2.7

	December 31,
(in millions)	2022	2021
Operating lease right-of-use asset	$10.8	$5.8
Operating lease short-term liability	2.7	1.6
Operating lease long-term liability	8.3	4.2
Weighted average remaining lease term (in years)	5.07	6.15
Weighted average discount rate used in calculating right-of-use asset	4.61%	3.49%

Future annual minimum lease payments as of December 31, 2022 are as follows (in millions):

2023	$3.1
2024	2.3
2025	2.0
2026	1.9
2027	1.7
2028 and thereafter	1.3
Total lease payments	$12.3
Less: Interest	(1.3)
Operating lease liabilities	$11.0

11. Debt

In February 2019, the Company and certain of its subsidiaries amended the 2012 amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Previous Credit Facility") whereby the lender increased the Company's unsecured line of credit to $150.0 million, including a sub-limit for letters of credit of up to $30.0 million, and extended the maturity date to December 29, 2023. Borrowings under the agreement were subject to an interest rate equal to the daily one-month LIBOR rate plus a 0.75%

margin. The unused facility fee was 0.125%. The Previous Credit Facility contained certain financial covenants, including provisions concerning required levels of annual net income and minimum tangible net worth.

On December 19, 2022, the Company and certain of its subsidiaries entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the “Credit Facilities”) and (iii) a maturity date of December 19, 2027. Loans under the incremental credit facility shall have a maturity date as specified in the relevant incremental credit facility documentation. In connection with the entry into the Credit Facilities, the Company repaid all outstanding borrowings under the Previous Credit Facility. The Company recorded total debt issuance costs for the Credit Facilities of $1.5 million of which $0.3 million are included in "Prepaid expenses and other assets" and $1.2 million are included in "Other long-term assets" in the Company's Consolidated Balance Sheets at December 31, 2022. Debt issuance costs are amortized on a straight-line basis to "Interest expense" over the term of the Credit Facilities.

At the Company’s election, revolving credit loans and incremental term loans advanced under the Credit Agreement shall bear interest at (i) adjusted term Secured Overnight Financing Rate ("SOFR") for one-, three- or six-month periods, as selected by the Company, plus an applicable margin ranging between 1.175% and 2.175% per annum, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and an adjusted term SOFR for a one month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.175% and 1.175% per annum. Swingline loans shall bear interest at the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and an adjusted term SOFR for a one-month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.175% and 1.175% per annum.

The Company also pays a commitment fee ranging from 0.150% to 0.250% per annum to the lenders under the revolving credit facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the revolving credit facility. The applicable margins and the commitment fee are determined based on the Company's Consolidated Total Net Leverage Ratio, as defined by the Credit Agreement, at the relevant time.

The obligations of the Company in respect of the Credit Facilities are secured and guaranteed by the U.S. domestic subsidiaries of the Company, subject to customary exceptions.

The Credit Agreement includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, investments, dispositions of assets, dividends, distributions and other restricted payments, fundamental changes or changes in the nature of the Company's business. These limitations are subject to customary exceptions. The Company is also required to maintain a (i) Consolidated Total Net Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter which may be increased to 4.00 to 1.00 in connection with a permitted acquisition and subject to the terms of the Credit Agreement and (ii) Consolidated Interest Coverage Ratio of at least 2.50 to 1.00 as of the last day of any fiscal quarter. The Company was in compliance with all covenants as of December 31, 2022.

The Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company and its subsidiaries. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to the Company, the Company is required to repay the loans outstanding under the Credit Facilities.

The Company's Brazilian subsidiary maintains a separate term loan for working capital purposes with a bank in Brazil, which is secured by its manufacturing facility ("Term Loan").

Certain of the Company's international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in the Company's Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

Additional details for the Company's Credit Facilities, Previous Credit Facility, term loan and international credit facilities are summarized in total below:

(in millions, except maturity dates and interest rates)	December 31, 2022	December 31, 2021

Credit Facilities and Previous Credit Facility, respectively
Line of credit - maximum	$250.0	$150.0
Letters of credit - maximum	30.0	30.0
Borrowings outstanding	78.0	—
Amount of letters of credit outstanding	2.8	2.5
Line of credit, additional borrowing capacity	169.2	147.5

Term Loan
Current maturities	$0.2	$0.1
Long-term maturities	0.1	0.2
Interest rate	10.37%	10.37%
Maturity date	April 15, 2024	April 15, 2024

International Credit Facilities and Short-Term Debt
Total credit line	$15.3	$12.3
Available credit line	5.7	9.7
Letters of credit - maximum	7.0	6.6
Amount of letters of credit outstanding	0.7	1.6
Short-term debt	9.4	2.6
Weighted average interest rate	10.51%	5.33%

Debt maturities for the Company's short-term and long-term debt are expected to be as follows (in millions):

2023	$9.6
2024	0.1
2025	—
2026	—
2027	78.0

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

Changes in the Company's product warranty liability during 2022, 2021 and 2020 are as follows:

(in millions)	2022	2021	2020
Reserve balance, January 1	$10.5	$10.3	$10.3
Warranty liabilities accrued	12.6	10.9	9.8
Warranty liabilities settled	(11.1)	(10.7)	(10.2)
Other	(0.1)	—	0.4
Reserve balance, December 31	$11.9	$10.5	$10.3

13. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $5.8 million, of which $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at both December 31, 2022 and 2021.

14. Employee Benefit Plans

Deferred Compensation Programs

The Company's deferred compensation programs include a non-qualified SERP and a separate non-qualified Deferred Compensation Plan.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain of its executive officers. The SERP has been closed to new entrants since December 2020. This plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of executive officers' compensation. Investments are self-directed by participants and can include Company stock. Upon retirement or termination, participants receive their apportioned share of the plan assets in the form of cash based on a pre-determined schedule of distributions.

Deferred Compensation Plan

The Company implemented a Deferred Compensation Plan for certain of its executive officers during 2021. This plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which eligible employees can defer the receipt of base and bonus compensation to a future date. Investments are self-directed by participants and can include Company stock. Upon retirement or termination, participants receive their apportioned share of the plan assets in the form of cash based on a pre-determined schedule of distributions.

Assets of the Deferred Compensation Programs consist of the following:

	December 31, 2022		December 31, 2021
(in millions)	Cost	Market	Cost	Market
Money market fund	$0.1	$0.1	$0.1	$0.1
Company stock	1.1	1.2	1.2	2.2
Equity securities	5.0	4.4	4.5	4.9
Total	$6.2	$5.7	$5.8	$7.2

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

The change in the fair market value of Company stock held in the programs results in a charge or credit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations because the acquisition cost of the Company stock in the programs is recorded in "Company stock held by deferred compensation programs, at cost" and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $0.9 million in 2022 and expense of $0.5 million and $0.6 million in 2021 and 2020, respectively, related to the change in the fair value of the Company stock held in the Deferred Compensation Programs.

Other Employee Benefit Plan

401(k) Plan

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $7.7 million, $7.2 million and $6.9 million in 2022, 2021 and 2020, respectively.

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

The Company's investment strategy for the plan was to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy stated that the Plan Committee in its sole discretion determined the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Plan Committee attempted to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invests in a diversified portfolio of stocks, bonds and money market securities.

In October 2021, the Company settled its obligations under the Pension Plan by providing $5.5 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $12.2 million. The settlement of the plan resulted in excess plan assets of approximately $1.5 million, which was subject to a 50% excise tax. A charge of $5.2 million, including excise tax, was recognized in the fourth quarter of 2021 in "Other (expenses) income, net" in the Consolidated Statements of Operations. Details related to the Pension Plan through its termination date are presented herein.

Historically, the determination of obligations and expenses under the Company's pension plan was dependent on the Company's selection of certain assumptions used by independent actuaries in calculating such amounts. Those assumptions included, among others, the discount rate, expected return on plan assets and the expected mortality rates. Actual results that differ from assumptions were accumulated and amortized over future periods and therefore, generally affected the recognized expense in such periods.

The Company recognized the overfunded or underfunded status of its pension plan as an asset or liability. Actuarial gains and losses were recognized through "Other comprehensive (loss) income" in the year in which the changes occurred. The Company measured the funded status of its pension plan as of the date of the Company's fiscal year-end.

The following provides information regarding benefit obligations, plan assets and the funded status of the plan as of December 31, 2021:

Pension Benefits
(in millions)	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$18.4
Interest cost	0.4
Actuarial (gain) loss	(0.3)
Benefits paid	(0.8)
Pension settlement	(17.7)
Benefit obligation, end of year	—
Accumulated benefit obligation	—

Change in plan assets:
Fair value of plan assets, beginning of year	19.4
Actual gain on plan assets	0.6
Excess plan assets returned	(1.5)
Benefits paid	(0.8)
Pension settlement	(17.7)
Fair value of plan assets, end of year	—
Funded status, end of year	$—

Amounts recognized in the consolidated balance sheets:
Long-term asset	$—
Net amount recognized	$—

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$—
Net amount recognized	$—

Weighted average assumptions used to determine the benefit obligation:
Discount rate	N/A
Rate of compensation increase	N/A

Net periodic benefit cost for 2021 and 2020 included the following components:

	Pension Benefits
(in millions)	2021	2020
Components of net periodic benefit cost (income):
Interest cost	$0.4	$0.5
Expected return on plan assets	(1.0)	(1.0)
Amortization of actuarial loss	0.4	0.4
Pension settlement	4.5	—
Net periodic benefit cost (income)	$4.3	$(0.1)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial loss (gain) for the year	$—	$0.4
Amortization of net loss	(0.4)	(0.4)
Pension settlement	(4.5)	—
Total recognized in other comprehensive (loss) income	(4.9)	—
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(0.6)	$(0.1)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	N/A	3.10%
Expected return on plan assets	N/A	6.00%
Rate of compensation increase	N/A	N/A

To develop the expected long-term rate of return on assets assumptions, the Company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the asset portfolios.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in millions)	2022	2021	2020
United States	$8.5	$12.8	$40.9
Foreign	(4.1)	1.0	3.6
Income before income taxes	$4.4	$13.8	$44.5

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Current provision (benefit):
Federal	$17.4	$(0.4)	$(14.2)
State	2.4	(0.7)	2.3
Foreign	2.3	0.3	1.8
Total current provision (benefit)	22.1	(0.8)	(10.1)
Deferred (benefit) provision:
Federal	(18.3)	(0.1)	12.3
State	(1.0)	1.1	(1.4)
Foreign	2.2	(2.3)	(2.3)
Total deferred (benefit) provision	(17.1)	(1.3)	8.6
Total provision (benefit):
Federal	(0.9)	(0.5)	(1.9)
State	1.4	0.4	0.9
Foreign	4.5	(2.0)	(0.5)
Total income tax provision (benefit)	$5.0	$(2.1)	$(1.5)

The Company's "Income tax provision (benefit)" is computed based on the domestic and foreign federal statutory rates and the average state statutory rates, net of related federal benefit.

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

	Years Ended December 31,
(in millions)	2022	2021	2020
Tax expense at the statutory federal income tax rate	$0.9	$2.9	$9.3
State income tax, net of federal income tax	0.6	1.3	0.3
Research and development tax credits	(3.3)	(4.1)	(4.3)
FIN 48 impact	1.2	1.8	4.0
FIN 48 impact - liquidation of subsidiary	—	(0.7)	—
Change in foreign subsidiary net operating loss carryforward	—	4.4	(0.3)
Valuation allowance impact	6.0	(8.1)	(1.0)
Changes in tax rates	0.2	0.7	0.3
Effects of Cares Act - 2018 NOL carryback	—	—	(9.5)
Share-based compensation	0.4	0.4	0.3
Foreign-derived intangible income deduction	(0.9)	—	—
Other items	(0.1)	(0.7)	(0.6)
Total income tax provision (benefit)	$5.0	$(2.1)	$(1.5)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Amortization of research and experimental expenditures	$18.4	$—
Inventory reserves	4.7	3.7
Warranty reserves	2.2	2.0
Credit loss reserves	0.6	0.5
State tax loss carryforwards	11.6	11.9
Accrued vacation	1.6	1.4
Deferred compensation	1.1	1.4
Share-based compensation	4.4	2.0
Goodwill	1.8	2.0
Foreign net operating loss	7.2	4.4
Lease obligation	1.8	0.4
Employee & insurance accruals	1.0	0.8
Domestic credit carryforwards	1.5	1.5
Deferred revenue	1.7	1.3
Deferred payroll tax - CARES Act	—	1.1
Valuation allowances	(11.9)	(5.9)
Other	0.9	1.5
Total deferred tax assets	48.6	30.0
Deferred tax liabilities:
Property and equipment	13.6	13.0
Intangibles	2.7	1.1
Right-of-use assets	1.8	0.5
Post-retirement benefits	0.5	0.6
Total deferred tax liabilities	18.6	15.2
Total net deferred assets	$30.0	$14.8

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and experimental ("R&E") expenditures immediately in the year incurred and requires taxpayers to instead capitalize and amortize such expenditures over a period of five years for U.S. activity and 15 years for foreign activity. Taxpayers cannot recover R&E costs before the end of the amortization period even if sold or abandoned. The Company has a deferred tax asset of $18.4 million for R&E expenditures as of December 31, 2022.

As of December 31, 2022, the Company had gross state NOL carryforwards of $227.8 million and gross foreign NOL carryforwards of approximately $23.8 million, which are available to offset future taxable income. If not used, these carryforwards will expire between 2023 and 2034. The Company does not have a federal net operating loss carryforward.

A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign net operating loss and state tax credit carryforwards. Future utilization of these net operating loss and state tax credit carryforwards is evaluated by the Company on a periodic basis, and the valuation allowance is adjusted accordingly. In 2022, the valuation allowance on these carryforwards increased by $6.0 million, of which $5.5 million relates to a valuation allowance on the deferred tax assets of the Company's Brazilian subsidiary as the NOLs are not expected to be fully utilized. The remaining change in valuation allowances is due to the unrealizable portion of certain entities’ state and foreign net operating loss carryforwards and certain other deferred tax assets in foreign jurisdictions.

The following table represents a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in millions)	2022	2021	2020
Allowance balance, beginning of year	$5.9	$14.0	$14.6
Provision	6.0	0.6	1.5
Reversals	—	(8.1)	(1.5)
Other	—	(0.6)	(0.6)
Allowance balance, end of year	$11.9	$5.9	$14.0

Undistributed foreign earnings are considered to be indefinitely reinvested outside the U.S. as of December 31, 2022. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If the Company were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax. As of December 31, 2022, the cumulative amount of undistributed U.S. GAAP earnings for the Company's foreign subsidiaries was $57.7 million.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is currently under examination for 2018 with taxing authorities in the United States. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2014. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2018.

The Company has a liability for unrecognized tax benefits of $12.0 million and $10.8 million (excluding accrued interest and penalties) as of December 31, 2022 and 2021, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company did not recognize any tax benefits for interest and penalties related to amounts that were settled for less than previously accrued in 2022 or 2021. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $13.7 million and $11.9 million at December 31, 2022 and 2021, respectively. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$10.8	$9.7	$5.7
Additions for tax positions taken in current year	1.2	1.0	0.5
Additions for tax positions taken in prior period	—	0.8	3.5
Decreases related to sustained tax positions	—	(0.7)	—
Balance, end of year	$12.0	$10.8	$9.7

The tax positions in the December 31, 2022 balance of unrecognized tax benefits are expected to reverse through income in future years.

16. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $2.4 million at both December 31, 2022 and 2021, respectively. These arrangements expire at various dates through September 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.2 million for 2022), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $1.0 million and $1.1 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its Credit Facilities totaling $2.8 million as of December 31, 2022. The outstanding letters of credit expire at various dates through November 2023. The maximum potential amount of future payments under letters of credit issued under the Credit Facilities for which the Company could be liable is $30.0 million as of December 31, 2022. As of December 31, 2022, the Company's foreign subsidiaries are contingently liable for a total of $3.2 million in performance letters of credit, advance payments and retention guarantees, of which $0.7 million is secured by separate credit facilities with local financial institutions. The maximum potential amount of future payments under these letters of credit and guarantees for which the Company could be liable is $9.5 million as of December 31, 2022.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. On October 25, 2019, the defendants filed a Motion to Dismiss. On February 19, 2021, the Motion to Dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. Plaintiff appealed the Motion to Dismiss and denial of its Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued an opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States District Court for the Eastern District of Tennessee for proceedings consistent with the opinion. On July 11, 2022 Defendants filed an answer to the complaint, and the action is now in discovery.

The Company's GEFCO subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiff is seeking special and consequential damages. The original purchase price of the equipment was approximately $8.5 million. GEFCO disputes the plaintiff's allegations and intends to defend this lawsuit vigorously. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. that generally mirrored the allegations in the GEFCO suit. In January 2023, the court allowed Astec Industries, Inc. to be added as a defendant to the GEFCO suit and, as a result, the separate suit against Astec Industries, Inc. was dismissed. The Company disputes the plaintiffs' allegations and is vigorously defending the GEFCO suit. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

In addition to the two matters noted above, the Company is currently a party to various other claims and legal proceedings that have arisen in the ordinary course of business. If management believes that a loss arising from any claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either: (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter.

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

17. Share-Based Compensation

Prior to its expiration on February 25, 2021, the Company's 2011 Incentive Plan ("2011 Plan") provided for the grant of share-based awards to employees, officers, directors and consultants. The 2011 Plan authorized the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Under the 2011 Plan, the Company has outstanding restricted stock units, performance stock units and deferred stock units none of which participate in Company-paid dividends.

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which is administered by the Company's Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2021 Plan provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan. To the extent that all or a portion of an award (or, after December 31, 2020, an award granted under the 2011 Plan) is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award will be added back to the 2021 Plan share reserve and again be available for issuance pursuant to awards granted under the 2021

Plan. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Awards granted under the 2021 Plan may provide for dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate.

Share-based compensation expense of $6.8 million, $6.0 million and $5.1 million was recorded in the years ended December 31, 2022, 2021 and 2020, respectively, and recognized in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Restricted Stock Units ("RSUs")

Prior to 2020, key members of management were awarded with restricted stock units ("RSUs") each year based upon the financial performance of the Company and its subsidiaries. Beginning in 2020, awards were determined based on a predetermined award value of the base salary of eligible employees aligned to a total compensation program.

Restricted stock unit awards generally vest ratably, at the end of each 12-month period, over a three-year service period. A participant generally must be employed by the Company on the vesting date of each award, however, awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability and retirement at age 65. Additional RSUs are granted on an annual basis to the Company's outside directors under the Company's Non-Employee Directors Compensation Plan generally with a one-year vesting period.

Changes in restricted stock units during the year ended December 31, 2022 are as follows:

(in thousands, except weighted average grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	187	$48.88
Granted	147	$47.11
Vested	(108)	$45.87
Forfeited	(11)	$52.06
Unvested as of December 31, 2022	215	$48.89

The following additional activity occurred for the Company's restricted stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2022	2021	2020
Weighted average grant date fair value per award	$47.11	$77.38	$34.99
Fair value of awards vested and issued	$4.7	$9.3	$3.8
Tax (expense) benefit for restricted stock compensation expense	$(0.1)	$3.8	$(0.4)

As of December 31, 2022, the Company had $6.3 million of unrecognized compensation expense before tax related to restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units ("PSUs")

Beginning in 2020, PSUs were granted to officers and other key employees. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance metrics established by the Compensation Committee. A participant generally must be employed by the Company on the vesting date of each award, however, a portion of a participant's awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability and retirement at age 65.

PSUs granted in 2020 were divided into three equal tranches with cliff vesting periods of one year, two years and three years. Awards granted beginning in 2021 generally cliff vest three years from the date of grant. The number of PSUs that vest may range from zero to 200% of the target shares granted and is determined for each tranche based on the achievement of two equally weighted performance criteria: ROIC and TSR. The PSUs are settled in common stock of the Company, with holders receiving one common share for each PSU that vests.

Changes in PSUs during the year ended December 31, 2022 are as follows:

(in thousands, except weighted average grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	99	$63.16
Granted	87	$51.56
Vested*	(25)	$34.78
Forfeited	(10)	$63.13
Unvested as of December 31, 2022	151	$61.24
* The vested PSUs presented are based on the target amount of the award for the second tranche of the 2020 awards. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the two-year performance period ended during 2022 was 121% of the target shares granted, rounded up the nearest whole share.

The following additional activity occurred for the Company's performance stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2022	2021	2020
Weighted average grant date fair value per award	$51.56	$92.98	$34.66
Fair value of awards vested and issued	$1.7	$4.5	$—
Tax benefit for performance stock compensation expense	$0.2	$2.3	$—

As of December 31, 2022, the Company had $4.1 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Deferred Stock Units ("DSUs")

The Non-Employee Directors Compensation Plan allows for deferred delivery of shares granted as payment of directors' annual retainer. As of December 31, 2022, there were 28,427 fully vested deferred stock units, which were excluded from the tables above. The aggregate fair value of these units at December 31, 2022 was $1.2 million.

The 2021 Plan and the 2011 Equity Incentive Plan allow for certain participants to elect to receive vested units on a deferred basis. As of December 31, 2022, there were 10,383 fully vested deferred stock units, which are excluded from the unvested balances as of December 31, 2022 in the tables above. The aggregate fair value of these units at December 31, 2022 was $0.4 million.

18. Revenue Recognition

The following tables disaggregates the Company's revenue by major source for the periods ended December 31, 2022, 2021 and 2020 (excluding intercompany sales):

	For the Year Ended December 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$454.9	$219.7	$2.1	$676.7
Parts and component sales	198.3	85.1	0.1	283.5
Service and equipment installation revenue	21.5	0.7	—	22.2
Used equipment sales	6.7	—	—	6.7
Freight revenue	23.5	8.0	—	31.5
Other	0.2	(6.6)	0.1	(6.3)
Total domestic revenue	705.1	306.9	2.3	1,014.3

Net Sales-International:
Equipment sales	92.8	69.0	1.5	163.3
Parts and component sales	42.7	39.9	0.1	82.7
Service and equipment installation revenue	3.9	3.1	0.4	7.4
Used equipment sales	0.5	2.2	—	2.7
Freight revenue	2.4	1.3	—	3.7
Other	—	0.3	0.1	0.4
Total international revenue	142.3	115.8	2.1	260.2
Total net sales	$847.4	$422.7	$4.4	$1,274.5

	For the Year Ended December 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$374.8	$157.6	$—	$532.4
Parts and component sales	180.2	77.7	—	257.9
Service and equipment installation revenue	17.0	0.5	—	17.5
Used equipment sales	9.4	0.8	—	10.2
Freight revenue	20.9	5.9	—	26.8
Other	(0.6)	(2.1)	—	(2.7)
Total domestic revenue	601.7	240.4	—	842.1

Net Sales-International:
Equipment sales	94.5	72.0	—	166.5
Parts and component sales	40.5	33.2	—	73.7
Service and equipment installation revenue	3.1	1.9	—	5.0
Used equipment sales	0.9	2.5	—	3.4
Freight revenue	2.4	1.8	—	4.2
Other	0.3	0.3	—	0.6
Total international revenue	141.7	111.7	—	253.4
Total net sales	$743.4	$352.1	$—	$1,095.5

	For the Year Ended December 31, 2020
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$354.1	$152.0	$—	$506.1
Parts and component sales	172.8	69.2	—	242.0
Service and equipment installation revenue	21.0	1.2	—	22.2
Used equipment sales	19.3	2.1	—	21.4
Freight revenue	19.7	5.1	—	24.8
Other	1.8	(1.3)	—	0.5
Total domestic revenue	588.7	228.3	—	817.0

Net Sales-International:
Equipment sales	78.3	57.8	—	136.1
Parts and component sales	29.1	29.4	—	58.5
Service and equipment installation revenue	2.4	1.7	—	4.1
Used equipment sales	2.4	2.2	—	4.6
Freight revenue	2.0	1.6	—	3.6
Other	0.2	0.3	—	0.5
Total international revenue	114.4	93.0	—	207.4
Total net sales	$703.1	$321.3	$—	$1,024.4

As of December 31, 2022, the Company had contract assets of $3.8 million and contract liabilities, excluding customer deposits, of $5.5 million, of which $2.9 million was deferred revenue related to extended warranties. As of December 31, 2021, the Company had contract assets of $3.2 million and contract liabilities, excluding customer deposits, of $5.6 million, of which $2.7 million was deferred revenue related to extended warranties. Total extended warranty sales were $1.1 million, $1.5 million and $1.7 million in 2022, 2021 and 2020, respectively.

19. Operations by Industry Segment and Geographic Area

The Company has two reportable segments, each of which comprise sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's India and Thailand sites changed reportable segments beginning January 1, 2022. The India site was previously incorporated into the Materials Solutions segment and has moved to the Infrastructure Solutions segment while the Thailand site, which was previously included in the Infrastructure Solutions segment, has moved to the Materials Solutions segment.

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

During the first quarter of 2022, the Company revised the allocation of certain of its functional expenses between the Corporate and Other category and the reportable segments primarily related to the Company's annual incentive compensation. Prior periods have not been revised for this change.

A brief description of each segment is as follows:

Infrastructure Solutions – Sites within the Infrastructure Solutions segment design, engineer, manufacture and market a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying asphalt road construction equipment, industrial thermal systems and other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations while those located outside of North America, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt and concrete producers, highway and heavy equipment contractors, utility contractors, forestry and environmental recycling contractors and domestic and foreign governmental agencies.

Materials Solutions – Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations with the AME site functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

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

Segment information for 2022:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$847.4	$422.7	$4.4	$1,274.5
Intersegment revenues	8.9	47.2	—	56.1
Segment Operating Adjusted EBITDA	73.0	44.5	(46.5)	71.0

Assets	1,016.3	719.5	676.8	2,412.6
Capital expenditures	28.9	11.1	0.7	40.7

Segment information for 2021:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$743.4	$352.1	$—	$1,095.5
Intersegment revenues	4.2	30.4	—	34.6
Segment Operating Adjusted EBITDA	73.9	39.1	(48.2)	64.8

Assets	989.6	668.8	649.7	2,308.1
Capital expenditures	12.2	5.6	2.3	20.1

Segment information for 2020:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$703.1	$321.3	$—	$1,024.4
Intersegment revenues	33.5	40.7	—	74.2
Segment Operating Adjusted EBITDA	79.9	39.6	(38.9)	80.6

Assets	937.4	638.7	535.8	2,111.9
Capital expenditures	7.9	4.8	2.7	15.4

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net (loss) income attributable to controlling interest
Segment Operating Adjusted EBITDA	$71.0	$64.8	$80.6
Adjustments
Transformation program	(25.5)	(13.4)	—
Curtailment and settlement (loss) gain on pension and postretirement benefits, net	—	(4.7)	0.5
Restructuring and other related charges	(6.2)	(2.9)	(14.3)
Asset impairment	(3.5)	(0.2)	(4.4)
Gain on sale of property, equipment and business, net	0.7	0.6	7.8
Transaction costs	(2.0)	—	—
Interest expense, net	(1.5)	(0.6)	0.1
Depreciation and amortization	(27.9)	(30.2)	(26.9)
Income tax provision (benefit)	(5.0)	2.1	1.5
Net loss (income) attributable to noncontrolling interest	0.5	(0.1)	—
(Elimination) recapture of intersegment profit	(0.7)	0.4	1.1
Net (loss) income attributable to controlling interest	$(0.1)	$15.8	$46.0

Assets
Total segment assets	$2,412.6	$2,308.1	$2,111.9
Elimination of intercompany profit in inventory	(3.0)	(2.4)	(2.8)
Elimination of intercompany receivables	(883.5)	(921.0)	(906.2)
Elimination of investment in subsidiaries	(481.2)	(456.8)	(329.6)
Other	(30.5)	(22.1)	(26.6)
Total consolidated assets	$1,014.4	$905.8	$846.7

Sales into major geographic regions were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
United States	$1,014.3	$842.1	$817.0
Canada	63.0	68.1	57.9
Australia and Oceania	46.7	43.4	28.5
Africa	36.1	33.9	22.4
Other European Countries	28.0	32.7	23.2
Brazil	24.8	21.5	20.4
South America (excluding Brazil)	20.0	15.2	21.9
Mexico	10.7	13.5	2.9
Central America (excluding Mexico)	10.7	3.9	1.3
Other Asian Countries	10.2	5.0	2.7
Middle East	3.1	2.9	3.2
India	2.9	2.7	0.5
Post-Soviet States (excluding Russia)	2.7	3.6	3.1
Japan and Korea	0.4	2.7	8.1
West Indies	0.4	1.3	6.1
Russia	0.3	2.6	4.0
China	0.1	0.4	1.2
Other	0.1	—	—
Total foreign	260.2	253.4	207.4
Total consolidated sales	$1,274.5	$1,095.5	$1,024.4

"Property and equipment, net" by major geographic region is as follows:

	December 31,
(in millions)	2022	2021
United States	$142.4	$140.3
United Kingdom	10.3	11.7
Brazil	6.9	5.6
Canada	5.2	5.3
Australia	4.4	4.6
South Africa	4.1	3.9
Chile	0.2	0.3
Other	0.1	—
Total foreign	31.2	31.4
Total property and equipment, net	$173.6	$171.7

20. Accumulated Other Comprehensive Loss

"Accumulated other comprehensive loss" is comprised of foreign currency translation adjustments of $40.1 million and $32.4 million as of December 31, 2022 and 2021, respectively.

21. Other Expenses and Income

Other (expenses) income, net, consists of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Foreign exchange (losses) gains, net	$(0.9)	$(0.5)	$1.3
Investment loss, net	(0.9)	(0.3)	—
Curtailment and settlement (loss) gain on pension and postretirement benefits, net	—	(4.7)	0.5
Gain on disposal of subsidiary	—	—	1.6
Other, net	0.2	—	0.5
Total	$(1.6)	$(5.5)	$3.9

22. Strategic Transformation and Restructuring, Impairment and Other Asset Charges

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

The Company also has a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across the global organization underway, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable the Company to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated and is expected to drive improvement in gross margin at that site. This improvement is intended to serve as the optimal blueprint for the Company's other manufacturing facilities.

Costs incurred related to these strategic transformational initiatives were $25.5 million and $13.4 million in 2022 and 2021, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Deferred implementation costs associated with the ERP implementation total $17.8 million, of which $1.2 million and $16.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets as of December 31, 2022, respectively. Deferred implementation costs totaled $1.3 million and were included in "Other long-term assets" in the Consolidated Balance Sheets as of December 31, 2021. These deferred implementation costs will be amortized ratably over the remaining contract term once the ERP is ready for use.

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

The restructuring, asset impairment charges and net gain on sale of property and equipment incurred in 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Restructuring related charges:
Costs associated with leadership change	$4.4	$—	$—
Costs associated with closing Enid	1.0	0.7	2.5
Costs associated with closing Tacoma	0.8	1.6	0.9
Costs associated with closing Mequon	—	0.6	3.3
Costs associated with closing Albuquerque	—	—	1.3
Costs associated with closing AMM	—	—	0.3
Workforce reductions at multiple sites	—	—	1.3
Other restructuring charges	—	—	0.3
Total restructuring related charges	6.2	2.9	9.9

Asset impairment charges:
Airplane impairment charges	—	—	2.3
Goodwill impairment charges	—	—	1.6
Other impairment charges	3.5	0.2	0.5
Total asset impairment charges	3.5	0.2	4.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.7)	(0.6)	(6.2)
Total gain on sale of property and equipment, net	(0.7)	(0.6)	(6.2)

Restructuring, impairment and other asset charges, net	$9.0	$2.5	$8.1

Restructuring charges by segment are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Infrastructure Solutions	$1.8	$2.4	$6.2
Materials Solutions	—	0.5	3.6
Corporate and Other	4.4	—	0.1
Total restructuring related charges	$6.2	$2.9	$9.9

Impairment charges by segment are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Infrastructure Solutions	$2.5	$—	$1.9
Materials Solutions	—	0.2	(0.2)
Corporate and Other	1.0	—	2.7
Total impairment charges	$3.5	$0.2	$4.4

The net gain on sale of property and equipment by segment are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Infrastructure Solutions	$(0.7)	$(0.5)	$(1.5)
Materials Solutions	—	(0.1)	(4.7)
Total gain on sale of property and equipment, net	$(0.7)	$(0.6)	$(6.2)

Restructuring charges accrued, but not paid, were $4.7 million and $1.2 million as of December 31, 2022 and December 31, 2021, respectively.

In late 2019, the oil and gas drilling product lines produced at the Enid, Oklahoma location ("Enid") were impaired and discontinued. Additional restructuring costs of $1.0 million, $0.7 million and $2.5 million were incurred during 2022, 2021 and 2020, respectively. Enid's land and building assets totaling $5.1 million were included in "Assets held for sale" in the Consolidated Balance Sheets as of December 31, 2021. An impairment charge of $0.4 million was incurred during 2022 to record these assets at fair value less costs to sell. The property sold in the fourth quarter of 2022 for approximately $4.7 million.

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

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million, $1.6 million and $0.9 million of restructuring related charges during 2022, 2021 and 2020, respectively, in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Tacoma facility's land, building and certain equipment assets of $15.4 million, which are currently being actively marketed for sale, are recorded as held for sale in its Consolidated Balance Sheets at December 31, 2022.

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

Effective as of January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant to which, Mr. Ruffalo is entitled to certain severance payments and benefits. For the year ended December 31, 2022, there were $4.4 million of restructuring costs incurred related to Mr. Ruffalo's separation in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Separation Agreement also includes a release and waiver by Mr. Ruffalo and other customary provisions. Additional costs are anticipated to be incurred in the first quarter of 2023 for this separation related to the modification of Mr. Ruffalo's equity awards as well as third-party transition support costs.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $3.0 million to $4.0 million for employee termination costs, excluding equity award modifications, are anticipated to be incurred primarily in the first quarter of 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three month period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The remaining information required by this Item 10 will be included in our 2023 Definitive Proxy Statement for our Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Report and are filed as a part hereof:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

(b)    The following Exhibits are incorporated by reference into or are filed with this Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
3.1	Amended and Restated Charter of the Company		10-Q	9/30/2011	11/9/2011
3.2	Amended and Restated Bylaws of the Company		8-K	12/21/2022	12/27/2022
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1
Credit Agreement, dated as of December 19, 2022, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
			8-K	12/19/2022	12/20/2022
10.2	Astec Industries, Inc. 2011 Incentive Plan*		DEF 14A		3/4/2011
10.3	Astec Industries, Inc. 2021 Equity Incentive Plan*		DEF 14A		3/18/2021
10.4	Astec Industries, Inc. Executive Change in Control Severance Plan, effective July 28, 2016*	X
10.5	Severance Agreement between Astec Industries, Inc. and Barry A. Ruffalo dated as of December 31, 2021*		10-Q	3/31/2022	5/5/2022
10.6	Form of Severance Agreement between Astec Industries, Inc. and Certain Officers other than the President & Chief Executive Officer dated as of December 31, 2021*		10-Q	3/31/2022	5/5/2022
10.7	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996*		10-K	12/31/1995	3/15/1996
10.8	Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009*		10-K	12/31/2008	2/27/2009
10.9	Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016*		10-K	12/31/2016	3/1/2017
10.10	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021*		10-Q	3/31/2021	5/6/2021
10.11	Form of Restricted Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.12	Form of Performance Stock Unit Award Agreement under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.	X
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023

ASTEC INDUSTRIES, INC. (Registrant)

/s/ Jaco van der Merwe
Jaco van der Merwe, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jaco van der Merwe	President and Chief Executive Officer and Director	March 1, 2023
Jaco van der Merwe	(Principal Executive Officer)

/s/ Rebecca A. Weyenberg	Chief Financial Officer	March 1, 2023
Rebecca A. Weyenberg	(Principal Financial Officer)

/s/ Jamie E. Palm	Vice President, Chief Accounting Officer and Corporate Controller	March 1, 2023
Jamie E. Palm	(Principal Accounting Officer)

/s/ William D. Gehl	Director and Chairman of the Board	March 1, 2023
William D. Gehl

/s/ James B. Baker	Director	March 1, 2023
James B. Baker

/s/ Tracey H. Cook	Director	March 1, 2023
Tracey H. Cook

/s/ William G. Dorey	Director	March 1, 2023
William G. Dorey

/s/ Mark Gliebe	Director	March 1, 2023
Mark Gliebe

/s/ Mary L. Howell	Director	March 1, 2023
Mary L. Howell

/s/ Nalin Jain	Director	March 1, 2023
Nalin Jain

/s/ Linda I. Knoll	Director	March 1, 2023
Linda I. Knoll

/s/ Charles F. Potts	Director	March 1, 2023
Charles F. Potts

/s/ William Bradley Southern	Director	March 1, 2023
William Bradley Southern

/s/ Glen E. Tellock	Director	March 1, 2023
Glen E. Tellock