Form 10-Q
period 2023-03-31
ASTEC INDUSTRIES INC
filed 2023-05-04
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 28, 2023, there were 22,715,855 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$42.5	$66.0
Investments	3.6	3.9
Trade receivables and contract assets, net of allowance for credit losses of $2.1 and $2.3, respectively	172.2	167.1
Other receivables, net of allowance for credit losses of $0.7, respectively	5.8	6.5
Inventories	420.1	393.4
Prepaid and refundable income taxes	9.1	15.9
Prepaid expenses and other assets	27.1	28.2
Assets held for sale	—	15.4
Total current assets	680.4	696.4
Property and equipment, net of accumulated depreciation of $236.2 and $233.8, respectively	176.7	173.6
Investments	16.9	15.1
Goodwill	45.6	45.2
Intangible assets, net of accumulated amortization of $46.7 and $45.1, respectively	21.2	22.5
Deferred income tax assets	34.7	32.1
Other long-term assets	32.9	29.5
Total assets	$1,008.4	$1,014.4
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.2	$0.2
Short-term debt	10.8	9.4
Accounts payable	112.0	107.2
Customer deposits	67.5	69.5
Accrued product warranty	12.4	11.9
Accrued employee related liabilities	34.6	35.3
Accrued loss reserves	2.3	1.9
Other current liabilities	32.2	38.6
Total current liabilities	272.0	274.0
Long-term debt	65.0	78.1
Deferred income tax liabilities	2.2	2.1
Other long-term liabilities	33.6	33.3
Total liabilities	372.8	387.5
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock - authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,690,567 as of March 31, 2023 and 22,624,031 as of December 31, 2022	4.5	4.5
Additional paid-in capital	135.2	135.8
Accumulated other comprehensive loss	(40.1)	(40.1)
Company stock held by deferred compensation programs, at cost	(1.1)	(1.1)
Retained earnings	537.0	527.8
Shareholders' equity	635.5	626.9
Noncontrolling interest	0.1	—
Total equity	635.6	626.9
Total liabilities and equity	$1,008.4	$1,014.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$347.9	$291.2
Cost of sales	258.7	226.5
Gross profit	89.2	64.7
Selling, general and administrative expenses	67.9	59.7
Restructuring and other asset charges, net	3.7	1.0
Income from operations	17.6	4.0
Other (expenses) income, net:
Interest expense	(2.0)	(0.4)
Interest income	0.5	0.2
Other income, net	0.4	1.2
Income before income taxes	16.5	5.0
Income tax provision	4.4	0.9
Net income	12.1	4.1
Net loss attributable to noncontrolling interest	—	—
Net income attributable to controlling interest	$12.1	$4.1
Per share data:
Earnings per common share - Basic	$0.53	$0.18
Earnings per common share - Diluted	$0.53	$0.18
Weighted average shares outstanding - Basic	22,655,821	22,782,476
Weighted average shares outstanding - Diluted	22,742,937	22,904,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$12.1	$4.1
Other comprehensive income:
Foreign currency translation adjustments	0.1	4.2
Other comprehensive income	0.1	4.2
Comprehensive income	12.2	8.3
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)
Comprehensive income attributable to controlling interest	$12.1	$8.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$12.1	$4.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.3	6.7
Provision for credit losses	0.2	0.6
Provision for warranties	3.9	3.2
Deferred compensation benefit	—	(0.8)
Share-based compensation	0.8	1.8
Deferred tax benefit	(2.6)	(4.0)
Gain on disposition of property and equipment	(3.4)	—
Amortization of debt issuance costs	0.1	—
Distributions to deferred compensation programs' participants	(0.1)	(0.1)
Change in operating assets and liabilities:
(Purchase) sale of trading securities, net	(0.8)	0.6
Receivables and other contract assets	(4.5)	5.3
Inventories	(27.2)	(53.7)
Prepaid expenses	2.5	(1.0)
Other assets	(5.4)	(1.4)
Accounts payable	3.5	17.3
Accrued loss reserves	0.4	(0.2)
Accrued employee related liabilities	(0.8)	3.7
Other accrued liabilities	(5.9)	(3.0)
Accrued product warranty	(3.4)	(2.4)
Customer deposits	(1.9)	9.3
Income taxes payable/prepaid	7.0	4.4
Net cash used in operating activities	(19.2)	(9.6)
Cash flows from investing activities:
Expenditures for property and equipment	(8.0)	(11.6)
Proceeds from sale of property and equipment	20.0	0.2
Purchase of investments	(0.2)	(0.3)
Net cash provided by (used in) investing activities	11.8	(11.7)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Payment of dividends	(2.9)	(2.8)
Proceeds from borrowings on credit facilities and bank loans	32.1	5.4
Repayments of borrowings on credit facilities and bank loans	(44.0)	(3.6)
Withholding tax paid upon vesting of share-based compensation awards	(1.4)	(1.3)
Net cash used in financing activities	(16.2)	(2.3)
Effect of exchange rates on cash	0.1	0.9
Decrease in cash, cash equivalents and restricted cash	(23.5)	(22.7)
Cash, cash equivalents and restricted cash, beginning of period	66.0	134.4
Cash, cash equivalents and restricted cash, end of period	$42.5	$111.7

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$1.2	$0.1
Income taxes paid	$0.3	$0.4

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$1.3	$0.9

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.1	$0.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	12.1	—	12.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Dividends ($0.13 per share)	—	—	—	—	—	(2.9)	—	(2.9)
Share-based compensation	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	66,536	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.4)	—	—	—	—	(1.4)
Balance, March 31, 2023	22,690,567	$4.5	$135.2	$(40.1)	$(1.1)	$537.0	$0.1	$635.6

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by SERP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022, the financial position as of March 31, 2023 and December 31, 2022 and the cash flows for the three months ended March 31, 2023 and 2022, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2023.

•The Company elected to present research and development expenses in "Selling, general and administrative expenses". These amounts were previously included in a separate financial statement caption in the Consolidated Statements of Operations.

•The Company reclassified certain accrued liability balances from "Other current liabilities" to "Accrued employee related liabilities" to more appropriately reflect the nature of such accrued balances.

•The Company elected to present gains and losses recognized on the change in fair value of derivative instruments and foreign currency transaction gains and losses, net in "Other income (expenses), net". These amounts were previously included in "Cost of sales".

There was no change to previously reported "Total current liabilities" or "Net income (loss) attributable to controlling interest" related to these reclassifications.

During the first quarter of 2023, the Company identified immaterial errors associated with over-accruals of inventory-related expenses in its historical financial statements. The cumulative effect of the errors generated in 2021 and 2022 was corrected during the first quarter of 2023, resulting in a decrease in "Cost of sales" of $1.9 million. Such adjustment was not considered material to the Company's consolidated financial statements for the year ended December 31, 2022 or any of the financial statements for the previously filed annual periods.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt this guidance on April 1, 2022. The adoption of this new standard did not have a material impact on its financial position, results of operations, cash flows or disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

Note 2. Acquisition

MINDS Acquisition - The Company entered into a Share Purchase Agreement, dated as of March 22, 2022, by and between MINDS Automation Group, Inc., a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The acquisition was completed on April 1, 2022 at a purchase price of $19.3 million, which was paid in cash. The Company's allocation of the purchase price resulted in the recognition of $9.3 million of goodwill and $9.3 million of intangible assets primarily consisting of customer relationships (9 year life) and developed technology (7 year life). Significant inputs and assumptions used in determining the fair values of these intangible assets include management's forecasts of future revenues, earnings and cash flows, a discount rate based on the median weighted average cost of capital of the Company and select market competitors, and the proportion of intangible assets acquired in relation to tangible assets. Goodwill acquired is attributable to future growth opportunities provided by the acquired intellectual capital and the ability to generate cross-selling synergies. The acquisition provides the Company with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance. Results of operations have been consolidated from the date of acquisition. The goodwill is not deductible for income tax purposes. Proforma financial information is not included since not significant.

Acquisition and integration costs incurred were nominal during the three months ended March 31, 2023 for this acquisition. Acquisition and integration costs incurred were $0.5 million during the three months ended March 31, 2022. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

INDEX
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

Inventories consist of the following:

(in millions)	March 31, 2023	December 31, 2022
Raw materials and parts	$311.9	$302.9
Work-in-process	71.7	57.3
Finished goods	36.1	32.1
Used equipment	0.4	1.1
Total	$420.1	$393.4

Note 4. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants, and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The SERP assets and related offsetting liability are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

The carrying amount of cash and cash equivalents, trade receivables and contract assets, other receivables, accounts payable and short-term and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market-based inputs.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2023 and December 31, 2022 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	March 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	4.3	—	4.3
Municipal bonds	—	0.4	0.4
Agency bonds	—	2.2	2.2
Floating rate notes	0.1	—	0.1
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	3.8	3.8
Other	1.4	0.6	2.0
Derivative financial instruments	—	0.1	0.1
Total financial assets	$13.5	$7.1	$20.6
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	6.1	6.1
Total financial liabilities	$—	$6.2	$6.2

INDEX

	December 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	5.0	—	5.0
Municipal bonds	—	0.3	0.3
Floating rate notes	0.2	—	0.2
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.4	5.4
Other	1.3	0.7	2.0
Total financial assets	$12.6	$6.4	$19.0
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Reserve balance, beginning of the period	$11.9	$10.5
Warranty liabilities accrued	3.9	3.2
Warranty liabilities settled	(3.4)	(2.4)
Reserve balance, end of the period	$12.4	$11.3

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.2 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively, of which $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at both March 31, 2023 and December 31, 2022.

Note 7. Income Taxes

For the three months ended March 31, 2023, the Company recorded an income tax expense of $4.4 million, reflecting a 26.7% effective tax rate, compared to a $0.9 million income tax expense for the three months ended March 31, 2022, reflecting an 18.0% effective tax rate. The income tax expense for the three months ended March 31, 2023 was higher compared to the same period in 2022, primarily due to higher pretax book income and valuation allowance increases related to a domestic subsidiary, partially offset by a net discrete tax benefit related to a research and development credit.

The Company's recorded liability for uncertain tax positions was $12.2 million and $12.0 million as of March 31, 2023 and December 31, 2022, respectively. The increase is the result of $0.2 million of incremental reserves associated with the 2023

INDEX
research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of March 31, 2023, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022 and imposes a 15% corporate alternative minimum tax ("CAMT") for tax years beginning after December 31, 2022. The Company did not repurchase any shares during the three months ended March 31, 2023. CAMT does not impact the Company's results of operations or financial position.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $1.9 million and $2.4 million at March 31, 2023 and December 31, 2022, respectively. These arrangements expire at various dates running through September 2025. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2023), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.8 million and $1.0 million related to these guarantees which were included in "Other current liabilities" in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facilities"), which outstanding letters of credit totaled $2.6 million as of March 31, 2023. The outstanding letters of credit expire at various dates through February 2024. The maximum potential amount of future payments under letters of credit issued under the Credit Facilities for which the Company could be liable is $30.0 million as of March 31, 2023. As of March 31, 2023, the Company's foreign subsidiaries are contingently liable for a total of $4.4 million in performance letters of credit, advance payments and retention guarantees, of which $2.9 million is secured by separate credit facilities with local financial institutions. The maximum potential amount of future payments under these letters of credit and bank guarantees for which the Company could be liable is $9.7 million as of March 31, 2023.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. On October 25, 2019, the defendants filed a Motion to Dismiss. On February 19, 2021, the Motion to Dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. Plaintiff appealed the Motion to Dismiss and denial of its Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued an opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States District Court for the Eastern District of Tennessee for proceedings consistent with the opinion. On July 11, 2022 Defendants filed an answer to the complaint, and the action is now in discovery.

The Company's GEFCO, Inc. ("GEFCO") subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018 with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiff is seeking special and consequential damages. The original purchase price of

INDEX
the equipment was approximately $8.5 million. GEFCO disputes the plaintiff's allegations and intends to defend this lawsuit vigorously. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. that generally mirrored the allegations in the GEFCO suit. In January 2023, the court allowed Astec Industries, Inc. to be added as a defendant to the GEFCO suit and, as a result, the separate suit against Astec Industries, Inc. was dismissed. The Company disputes the plaintiffs' allegations and is vigorously defending the GEFCO suit. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

In addition to the two matters noted above, the Company is currently a party, and may become a party, to various other claims and legal proceedings in the ordinary course of business. If management believes that a loss arising from any claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or, when the loss is estimated using a range and no point within the range is more probable than another, the minimum estimated liability. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter.

Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties, and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

INDEX
Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three month periods ended March 31, 2023 and 2022 (excluding intercompany sales):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$106.9	$67.7	$1.3	$175.9	$95.2	$45.6	$—	$140.8
Parts and component sales	59.3	21.3	0.1	80.7	56.4	20.8	—	77.2
Service and equipment installation revenue	16.5	0.2	—	16.7	6.7	0.2	—	6.9
Used equipment sales	0.9	—	—	0.9	1.7	—	—	1.7
Freight revenue	6.9	2.1	—	9.0	6.6	1.6	—	8.2
Other	—	(2.2)	0.3	(1.9)	0.1	(0.4)	—	(0.3)
Total domestic revenue	190.5	89.1	1.7	281.3	166.7	67.8	—	234.5

Net Sales-International:
Equipment sales	24.2	13.4	2.0	39.6	16.6	14.7	—	31.3
Parts and component sales	13.0	9.8	0.1	22.9	12.3	9.7	—	22.0
Service and equipment installation revenue	1.0	0.9	0.2	2.1	1.2	0.7	—	1.9
Used equipment sales	0.4	0.4	—	0.8	0.2	0.5	—	0.7
Freight revenue	0.8	0.3	—	1.1	0.5	0.3	—	0.8
Other	—	—	0.1	0.1	—	—	—	—
Total international revenue	39.4	24.8	2.4	66.6	30.8	25.9	—	56.7
Total net sales	$229.9	$113.9	$4.1	$347.9	$197.5	$93.7	$—	$291.2

INDEX
Sales into major geographic regions were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
United States	$281.3	$234.5
Canada	21.8	14.2
Europe	11.0	5.4
Australia	9.7	10.2
Africa	8.1	9.1
South America (Excluding Brazil)	5.6	5.2
Brazil	4.5	3.8
Central America (Excluding Mexico)	2.1	2.6
Asia	0.9	4.0
Mexico	0.8	0.7
Other	2.1	1.5
Total foreign	66.6	56.7
Total net sales	$347.9	$291.2

As of March 31, 2023, the Company had contract assets of $5.6 million and contract liabilities, excluding customer deposits, of $5.7 million, including $2.5 million of deferred revenue related to extended warranties. As of December 31, 2022, the Company had contract assets of $3.8 million and contract liabilities, excluding customer deposits, of $5.5 million, including $2.9 million of deferred revenue related to extended warranties.

Note 10. Segment Information

The Company has two reportable segments, each of which comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer, whom is determined to be the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the operating segments is Segment Operating Adjusted EBITDA. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

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

Materials Solutions – Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with the AME site functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

INDEX
Corporate and Other – The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites. The controls and automation business manufactures hardware and software products that are marketed independently and included in certain products of the Company's other segments.

The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

Segment Information:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$229.9	$113.9	$4.1	$347.9	$197.5	$93.7	$—	$291.2
Intersegment sales	0.7	13.3	0.2	14.2	1.1	9.7	—	10.8
Segment Operating Adjusted EBITDA	27.3	15.3	(6.8)	35.8	16.4	12.2	(9.8)	18.8

A reconciliation of total Segment Operating Adjusted EBITDA to the Company's "Net income attributable to controlling interest" is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income attributable to controlling interest
Segment Operating Adjusted EBITDA	$35.8	$18.8
Adjustments:
Transformation program	(7.2)	(5.3)
Restructuring and other related charges	(7.1)	(1.0)
Gain on sale of property and equipment, net	3.4	—
Transaction costs	—	(0.6)
Interest expense, net	(1.5)	(0.2)
Depreciation and amortization	(6.3)	(6.7)
Income tax provision	(4.4)	(0.9)
Elimination of intercompany profit	(0.6)	—
Net income attributable to controlling interest	$12.1	$4.1

Note 11. Strategic Transformation and Restructuring and Other Asset Charges

The Company is undergoing a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across the global organization, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable the Company to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees.

In addition, beginning in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated and is expected to drive improvement in gross margin at that site. Gross margin improvements are expected to be realized in conjunction with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for the Company's other manufacturing facilities.

Costs incurred of $7.2 million and $5.3 million related to these strategic transformational initiatives in the three months ended March 31, 2023 and 2022, respectively, are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

INDEX
The Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used, and the Company may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$7.0	$—
Costs associated with exited operations - Enid	0.1	0.2
Costs associated with closing Tacoma	—	0.8
Total restructuring related charges	7.1	1.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(3.4)	—
Total gain on sale of property and equipment, net	(3.4)	—

Restructuring and other asset charges, net	$3.7	$1.0

Restructuring charges by segment are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Infrastructure Solutions	$0.3	$1.0
Corporate and Other	6.8	—
Total restructuring related charges	$7.1	$1.0

Net gains on sale of property and equipment by segment are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Infrastructure Solutions	$(3.4)	$—
Total gain on sale of property and equipment, net	$(3.4)	$—

Restructuring charges accrued, but not paid, were $2.5 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million of restructuring related charges during the three months ended March 31, 2022 in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million as held for sale in its Consolidated Balance Sheets at December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations.

Additional restructuring costs of $0.1 million and $0.2 million were incurred during the three months ended March 31, 2023 and 2022, respectively, for the Company's exited oil and gas drilling product lines produced at its former Enid, Oklahoma ("Enid") location.

Effective as of January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant

INDEX
to which, Mr. Ruffalo was entitled to certain severance payments and benefits. During the first quarter of 2023, $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs, were recorded in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. The Separation Agreement also included a release and waiver by Mr. Ruffalo and other customary provisions.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $5.3 million for employee termination costs, including equity award modifications, were incurred in the first quarter of 2023 and recorded in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $0.8 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Note 12. Earnings Per Common Share

Basic earnings per common share is determined by dividing "Net income attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share includes the dilutive effect of common stock equivalents, consisting of restricted stock units, performance stock units and stock held in the Company's supplemental executive retirement plan, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2023	2022
Denominator:
Denominator for basic earnings per common share	22,655,821	22,782,476
Effect of dilutive securities	87,116	121,691
Denominator for diluted earnings per common share	22,742,937	22,904,167

Antidilutive securities excluded from the calculation of diluted earnings per share	63,949	—

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly the following discussion and analysis of our results of operations, financial condition and liquidity in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "forecast," "management is of the opinion," or use of the future tense and similar words or phrases.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Our products are marketed both domestically and internationally primarily to asphalt producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycle and crushing contractors; mine and quarry operators; port and inland terminal authorities; power stations; and domestic and foreign government agencies. In addition to equipment sales, we manufacture and sell replacement parts for equipment in each of our product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of our business.

See Note 10, Segment Information, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable segments.

INDEX
Executive Summary

Highlights of our financial results for the three months ended March 31, 2023 as compared to the same period of the prior year include the following:

•Net sales were $347.9 million, an increase of 19.5%

•Gross profit was $89.2 million, an increase of 37.9%

•Income from operations increased $13.6 million to $17.6 million

•Net income attributable to Astec increased 195.1% to $12.1 million

•Diluted earnings per share were $0.53, an increase of 194.4%

•Backlog of $800.2 million, a decrease of 4.1% as compared to March 31, 2022

Significant Items Impacting Operations in 2023

Strategic Transformation – We are undergoing a multi-year phased implementation of a standardized ERP system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees. We materially completed the ERP global design in 2022, launched the human capital resources module in our locations in the United States in January 2023 and expect to convert the operations of one manufacturing site along with Corporate in 2023 to set the foundation before accelerating the implementation at additional manufacturing sites. We anticipate incurring total costs associated with the ERP implementation in the range of $125 to $150 million, with an estimated $25 to $30 million incurred per year beginning in 2022.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We plan to continue these capital investments during 2023, which are anticipated to be completed by the end of the year. Gross margin improvements are expected to be realized in conjunction with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

We incurred $7.2 million of non-capitalizable costs directly associated with these strategic transformation initiatives during the three months ended March 31, 2023. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, at March 31, 2023, we have capitalized $23.1 million in deferred implementation costs associated with the ERP implementation that will be amortized ratably over the remaining contract term once the ERP is ready for use, of which $2.3 million and $20.8 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets, respectively.

Tacoma Site Closure – In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million were included in "Assets held for sale" in the Consolidated Balance Sheets at December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. We recorded a $3.4 million gain for the sale of these assets in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations.

Leadership Change and Overhead Restructuring – As previously announced on January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated and he was succeeded by Mr. Jaco van der Merwe. In accordance with the terms of Mr. Ruffalo's separation agreement, we recorded $1.8 million of restructuring costs related to the modification of Mr. Ruffalo's equity awards as well as third-party transition support costs in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Management continually reviews our organizational structure and operations to ensure they are optimized and aligned with achieving our near-term and long-term operational and profitability targets. In connection with this review, in February 2023, we implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $5.3 million for employee termination costs, including equity award modifications, were incurred in the first quarter of 2023 in "Restructuring and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $0.8

INDEX
million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Backlog represents the dollar value of orders for equipment and parts which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers, which are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog is not a measure defined by U.S. GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. In addition, our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period.

Backlog levels provide management and investors additional details surrounding the expectation of committed orders that are expected to convert to future net sales. Management uses backlog information for capacity and resource planning as well as to monitor inventory levels in our facilities relative to expected future net sales.

Our $800.2 million backlog of orders at March 31, 2023 continues to remain strong. The backlog of orders decreased $34.5 million, or 4.1%, compared to $834.7 million as of March 31, 2022 and decreased 12.3% from $912.7 million at December 31, 2022. The decrease in backlog was driven by strong first quarter 2023 sales volumes outpacing new orders compared to a build of backlog throughout 2022 largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to normalize from the historically high levels we have experienced in recent years based on macroeconomic factors such as high inflation and rising interest rates influencing customer spending. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. We believe that federal highway funding influences the purchasing decisions of our customers, who are typically more amenable to making capital equipment purchases with long-term federal legislation in place. The U.S. government enacted the Infrastructure Investment and Jobs Act ("IIJA") in November 2021. The IIJA allocates $548 billion in government spending to new infrastructure over the five-year period concluding in 2026, with certain amounts specifically allocated to fund highway and bridge projects. We believe that multi-year highway programs (such as the IIJA) will have the greatest positive impact on the road construction industry and allow our customers to plan and execute longer-term projects.

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Oil prices stabilized at relatively high levels during the fourth quarter of 2022 and have continued to remain consistent through the first quarter of 2023. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment we anticipate that oil prices will remain at relatively high levels throughout 2023.

Steel is a major component of our equipment. Driven by supply constraints, steel prices increased throughout the prior year, stabilizing at historically high levels at the end of 2022, which we expect to carry through into the second quarter of 2023. During 2022, we observed a slowing in market demand and reduced lead times as buyers were responding to recessionary pressures and restricted their purchases to near-term needs. However, lead times have increased during the first quarter of 2023 and we anticipate that steel demand will remain relatively strong during 2023, driven by the IIJA domestically and impacted by international production capacity restrictions. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

We actively manage our global supply chain for any identified constraints and volatility. Supply chain constraints have eased recently; however, we continue to experience challenges related to vendor capacity, albeit at a decreasing number of suppliers.

INDEX
As a result, we have elevated lead times in certain components used in our manufacturing processes. We are continuing to focus on identifying and qualifying alternative suppliers wherever possible, which has helped alleviate the challenges in our supply chain. We also continually monitor potential future supply costs and availability in an effort to proactively address challenges that might occur. We cannot estimate the full impact that any future disruptions might have on our operations.

In addition, while we have continued to experience shortages of necessary production personnel in certain markets we have seen a slight easing in the tight labor market. However, higher turnover during the pandemic periods of 2020 through 2022 have contributed to lower tenured production staff. Higher labor costs to attract staff in our manufacturing operations are normalizing at elevated levels. We continue to adjust our production schedules and manufacturing workload distribution, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

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

Results of Operations

Net Sales

Net sales for the first quarter of 2023 were $347.9 million compared to $291.2 million for the first quarter of 2022, an increase of $56.7 million or 19.5%. The increase in net sales was primarily driven by changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $43.4 million, (ii) service and equipment installation revenue of $10.0 million, (iii) parts and component sales of $4.4 million and (iv) freight revenue of $1.1 million. These increases were partially offset by a decrease in other revenue of $1.5 million, primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers and decreased used equipment sales of $0.7 million. Included in these net increases is $3.9 million of incremental net sales from an acquired business. Sales reported by our foreign subsidiaries in U.S. dollars for the first quarter of 2023 would have been $3.3 million higher had foreign exchange rates been the same as 2022 rates.

Domestic sales for the first quarter of 2023 were $281.3 million, or 80.9% of consolidated net sales, compared to $234.5 million, or 80.5% of consolidated net sales, for the first quarter of 2022, an increase of $46.8 million, or 20.0%. Domestic sales increased primarily due to (i) $35.1 million higher equipment sales, (ii) $9.8 million higher service and equipment installation revenue, (iii) $3.5 million higher parts and component sales and (iv) $0.8 million higher freight revenue. These increases were partially offset by decreased other revenue of $1.6 million, primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers and decreased used equipment sales of $0.8 million. Included in these increases is $1.5 million of incremental net sales from an acquired business.

International sales for the first quarter of 2023 were $66.6 million, or 19.1% of consolidated net sales, compared to $56.7 million, or 19.5% of consolidated net sales, for the first quarter of 2022, an increase of $9.9 million, or 17.5%. International sales increased primarily due to (i) $8.3 million higher new equipment sales, (ii) $0.9 million higher parts and components sales and (iii) $0.3 million higher freight revenue. Included in these increases is $2.4 million of incremental net sales from an acquired business.

Gross Profit

Consolidated gross profit for the first quarter of 2023 was $89.2 million, or 25.6% of net sales, as compared to $64.7 million, or 22.2% of net sales, for the first quarter of 2022, an increase of $24.5 million or 37.9%. The increase was primarily driven by the impact of net favorable volume, pricing and mix that generated $39.3 million higher gross profit and $2.3 million of gross profit generated by an acquired business. These increases were partially offset by the impact of inflation on materials, labor and overhead of $13.8 million and manufacturing inefficiencies due in part to the effects of lower tenured production staff associated with the turnover experienced in the prior year of $3.5 million. Manufacturing inefficiencies are inclusive of the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2023 were $67.9 million, or 19.5% of net sales, compared to $59.7 million or 20.5% of net sales, for the first quarter of 2022, an increase of $8.2 million, or 13.7%, primarily due to (i) $2.9 million of higher exhibit and promotional costs primarily due to the ConExpo industry trade show held once every three years, (ii) increased net payroll and employee benefit costs of $2.3 million, comprised of increased headcount throughout our organization, increased health insurance claims experience of $1.5 million, increased deferred compensation program costs associated with our stock price changes of $0.8 million, partially offset by lower share-based compensation expense of $2.9 million related to the

INDEX
recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023, (iii) $1.9 million increased costs related to our strategic transformation program and (iv) incremental expenses associated with the acquisition of MINDS that was completed in April 2022 of $1.1 million. These increases were partially offset by lower amortization expense of $1.0 million and reduced acquisition costs of $0.6 million primarily associated with the acquisition of MINDS.

Restructuring and Other Asset Charges, Net

Restructuring and the net gain on sale of property and equipment for the three month periods ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$7.0	$—
Costs associated with exited operations - Enid	0.1	0.2
Costs associated with closing Tacoma	—	0.8
Total restructuring related charges	7.1	1.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(3.4)	—
Total gain on sale of property and equipment, net	(3.4)	—

Restructuring and other asset charges, net	$3.7	$1.0

See Note 11, Strategic Transformation and Restructuring and Other Asset Charges of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense for the first quarter of 2023 increased $1.6 million to $2.0 million from $0.4 million in the first quarter of 2022, primarily related to outstanding borrowings on our revolving credit facility in the first quarter of 2023. No borrowings were outstanding on our prior revolving credit facility during the first quarter of 2022.

Other Income, Net

Other income was $0.4 million for the first quarter of 2023 compared to $1.2 million in the first quarter of 2022, primarily related to higher net foreign currency transaction gains in 2022 that did not recur in 2023.

Income Tax

Our income tax expense for the first quarter of 2023 was $4.4 million compared to $0.9 million for the first quarter of 2022. Our effective income tax rate was 26.7% for the first quarter of 2023 compared to 18.0% for the first quarter of 2022. The income tax expense for 2023 was higher compared to 2022, primarily due to higher pretax book income and valuation allowance increases related to a domestic subsidiary partially offset by a net discrete tax benefit related to a research and development credit.

Backlog

The backlog of orders as of March 31, 2023 was $800.2 million compared to $834.7 million as of March 31, 2022, a decrease of $34.5 million, or 4.1%. Domestic backlog decreased $21.3 million, or 3.0%, and international backlog decreased $13.2 million, or 10.3%, respectively. The backlog decreased $4.2 million to $513.5 million in the Infrastructure Solutions segment and decreased $32.6 million to $284.4 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and totaled $2.3 million as of March 31, 2023. The decrease in backlog was driven by strong first quarter 2023 sales volumes outpacing new orders compared to a build of backlog throughout 2022 largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to normalize from the historically high levels we have experienced in recent years based on macroeconomic factors such as high inflation and rising interest rates influencing customer spending. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future.

INDEX
Segment Net Sales:

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Infrastructure Solutions	$229.9	$197.5	$32.4	16.4%
Materials Solutions	113.9	93.7	20.2	21.6%
Corporate and Other	4.1	—	4.1	100.0%

Infrastructure Solutions

Sales in this segment were $229.9 million for the first quarter of 2023 compared to $197.5 million for the same period in 2022, an increase of $32.4 million, or 16.4%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $19.3 million, (ii) service and equipment installation revenue of $9.6 million, (iii) parts and component sales of $3.6 million and (iv) freight revenue of $0.6 million. These increases were partially offset by lower used equipment sales of $0.6 million.

Domestic sales for the Infrastructure Solutions segment increased $23.8 million, or 14.3%, for the first quarter of 2023 compared to the same period in 2022 primarily due to (i) increased new equipment sales of $11.7 million, (ii) increased service and equipment installation sales of $9.8 million and (iii) increased parts and component sales of $2.9 million. These increases were partially offset by lower used equipment sales of $0.8 million.

International sales for the Infrastructure Solutions segment increased $8.6 million, or 27.9%, for the first quarter of 2023 compared to the same period in 2022 primarily due to increased new equipment sales and parts and component sales of $7.6 million and $0.7 million, respectively.

Materials Solutions

Sales in this segment were $113.9 million for the first quarter of 2023 compared to $93.7 million for the same period in 2022, an increase of $20.2 million, or 21.6%. The increase was primarily driven by favorable net volume, pricing and the mix of sales that generated increased (i) new equipment sales of $20.8 million, (ii) parts and component sales of $0.6 million and (iii) freight revenue of $0.5 million. These increases were partially offset by decreased other revenue of $1.8 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $21.3 million or 31.4% for the first quarter of 2023 compared to the same period in 2022 driven by increased (i) equipment sales of $22.1 million, (ii) parts and component sales of $0.5 million and (iii) freight revenue of $0.5 million. These increases were partially offset by decreased other revenue of $1.8 million, primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment decreased $1.1 million or 4.2% for the first quarter of 2023 compared to the same period in 2022, primarily due to decreased new equipment sales of $1.3 million.

Segment Operating Adjusted EBITDA:

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our Chief Executive Officer, whom is determined to be the CODM, to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. This non-GAAP financial measure can be useful to investors in understanding operating results and the performance of our core business from management's perspective. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 10, Segment Information, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2023	2022
Infrastructure Solutions	$27.3	$16.4	$10.9	66.5%
Materials Solutions	15.3	12.2	3.1	25.4%
Corporate and Other	(6.8)	(9.8)	3.0	30.6%

INDEX
Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $27.3 million for the first quarter of 2023 compared to $16.4 million for the same period in 2022, an increase of $10.9 million or 66.5%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $27.3 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $8.8 million, (ii) increased selling, general and administrative costs of $6.3 million, primarily due to $3.9 million higher personnel related costs, $1.5 million of increased exhibit and promotional costs related to the ConExpo industry trade show and $1.5 million increased consulting, prototype and project costs and (iii) manufacturing inefficiencies of $1.6 million, inclusive of the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $15.3 million for the first quarter of 2023 compared to $12.2 million for the same period in 2022, an increase of $3.1 million or 25.4%. The increase in Segment Operating Adjusted EBITDA between periods resulted primarily from the impact of favorable net volume, pricing and mix that generated $12.5 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $5.0 million, (ii) higher general, administrative and other costs of $2.6 million and (iii) manufacturing inefficiencies of $1.7 million. The general, administrative and other cost increases are primarily driven by $1.4 million net foreign currency transaction gains in 2022 that did not recur in 2023 and $1.3 million of increased exhibit and promotional costs related to the ConExpo industry trade show, partially offset by $0.7 million lower personnel related costs.

Corporate and Other: Corporate and Other operations had net expenses of $6.8 million for the first quarter of 2023 compared to $9.8 million for the first quarter of 2022, a decrease of $3.0 million, or 30.6%. The decrease in net expenses was primarily driven by $1.5 million of profit contributed by MINDS and $1.5 million of lower general and administrative expenses, primarily associated with employee related costs including the recovery of share-based compensation expense related to awards forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023, which was partially offset by increased health insurance claims experience.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of March 31, 2023, our total liquidity was $222.0 million, consisting of $39.6 million of cash and cash equivalents available for operating purposes and $182.4 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $23.5 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, transformation initiatives, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which replaced the previously existing credit facility with a borrowing capacity of $150.0 million and a maturity date of December 29, 2023 (the "Previous Credit Facility"). The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027.

We had $65.0 million in outstanding borrowings under the Credit Facilities at March 31, 2023. Our outstanding letters of credit totaling $2.6 million decreased borrowing availability to $182.4 million under the revolving credit facility as of March 31, 2023. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our domestic working capital needs. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with the financial covenants of the Credit Facilities at March 31, 2023. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in 2023 to be significantly higher than in prior years.

Our Brazilian subsidiary maintains a separate term loan for working capital purposes with a bank in Brazil, which is secured by its manufacturing facility.

Certain of our international subsidiaries in South Africa, Australia, Brazil, Canada and the United Kingdom each have separate credit facilities with local financial institutions, primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian

INDEX
subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of March 31, 2023, open purchase obligations totaled $298.4 million, of which $286.7 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $25 million and $35 million for the year ending December 31, 2023, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(19.2)	$(9.6)
Net cash provided by (used in) investing activities	11.8	(11.7)
Net cash used in financing activities	(16.2)	(2.3)
Effect of exchange rates on cash	0.1	0.9
Decrease in cash, cash equivalents and restricted cash	(23.5)	(22.7)
Cash, cash equivalents and restricted cash, end of period	$42.5	$111.7

Net cash used in operating activities

Net cash used in operating activities increased by $9.6 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to higher net cash usages in our operating assets and liabilities of $15.4 million mainly driven by the increase of inventories on hand of $26.5 million due to higher backlog and supply chain disruptions experienced in 2022 partially offset by higher net income adjusted for non-cash items of $5.7 million.

Net cash provided by (used in) investing activities

Our investing activities provided net cash of $11.8 million during the three months ended March 31, 2023 as opposed to a net cash use of $11.7 million during the three months ended March 31, 2022 primarily due to the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million and $3.6 million less purchases of purchase of property and equipment.

Net cash used in financing activities

Net cash used in financing activities increased by $13.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increased repayments net of borrowings of $13.7 million.

Dividends

We paid quarterly dividends of $0.13 and $0.12 per common share to shareholders in the first quarter of 2023 and 2022, respectively.

Share Repurchases

As announced in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of March 31, 2023, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended March 31, 2023, however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets decreased to $680.4 million as of March 31, 2023 from $696.4 million as of December 31, 2022, a decrease of $16.0 million or 2.3%, due primarily to a decrease in cash, cash equivalents and restricted cash of $23.5 million, the

INDEX
sale of our Tacoma site previously recorded as "Assets held for sale" for $15.4 million and a decrease in prepaid assets of $7.9 million partially offset by an increase in inventory of $26.7 million, to address the continued elevated backlog and a $5.1 million increase in trade receivables and contract assets, net during the first three months of 2023.

Our total current liabilities decreased to $272.0 million as of March 31, 2023 from $274.0 million as of December 31, 2022, a decrease of $2.0 million, or 0.7%, due primarily to a $6.4 million decrease in other current liabilities and a $2.0 million decrease in customer deposits, partially offset by increases of $4.8 million in accounts payable and $1.4 million of short-term debt during the first three months of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2022 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years beginning in 2023. During the first quarter of 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States.

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

With the exception of the implementation of the human capital resources management module described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of our business. Other than as set forth in Note 8, Commitments and Contingencies, to the unaudited consolidated financial statements and Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2022, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

INDEX
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.1	Separation Agreement, dated as of January 6, 2023, by and between Astec Industries, Inc. and Barry A. Ruffalo*		8-K	1/6/2023	1/6/2023
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 4, 2023	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2023	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)