Form 10-Q
period 2023-06-30
ASTEC INDUSTRIES INC
filed 2023-08-03
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 28, 2023, there were 22,736,570 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$44.5	$66.0
Investments	4.0	3.9
Trade receivables and contract assets, net of allowance for credit losses of $2.1 and $2.3, respectively	157.6	167.1
Other receivables, net of allowance for credit losses of $0.7, respectively	6.9	6.5
Inventories	429.5	393.4
Prepaid and refundable income taxes	9.1	15.9
Prepaid expenses and other assets	24.3	28.2
Assets held for sale	—	15.4
Total current assets	675.9	696.4
Property and equipment, net of accumulated depreciation of $239.2 and $233.8, respectively	180.4	173.6
Investments	17.0	15.1
Goodwill	46.1	45.2
Intangible assets, net of accumulated amortization of $48.4 and $45.1, respectively	19.1	22.5
Deferred income tax assets	36.9	32.1
Other long-term assets	35.0	29.5
Total assets	$1,010.4	$1,014.4
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.1	$0.2
Short-term debt	11.6	9.4
Accounts payable	109.2	107.2
Customer deposits	57.7	69.5
Accrued product warranty	16.5	11.9
Accrued employee related liabilities	37.0	35.3
Accrued loss reserves	2.1	1.9
Other current liabilities	29.9	38.6
Total current liabilities	264.1	274.0
Long-term debt	62.0	78.1
Deferred income tax liabilities	2.4	2.1
Other long-term liabilities	34.4	33.3
Total liabilities	362.9	387.5
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,736,570 as of June 30, 2023 and 22,624,031 as of December 31, 2022	4.5	4.5
Additional paid-in capital	136.4	135.8
Accumulated other comprehensive loss	(39.6)	(40.1)
Company stock held by deferred compensation programs, at cost	(1.1)	(1.1)
Retained earnings	547.1	527.8
Shareholders' equity	647.3	626.9
Noncontrolling interest	0.2	—
Total equity	647.5	626.9
Total liabilities and equity	$1,010.4	$1,014.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$350.0	$318.2	$697.9	$609.4
Cost of sales	267.1	255.3	525.8	481.8
Gross profit	82.9	62.9	172.1	127.6
Selling, general and administrative expenses	64.5	61.2	132.4	120.9
Restructuring, impairment and other asset charges, net	1.1	3.4	4.8	4.4
Income (loss) from operations	17.3	(1.7)	34.9	2.3
Other expenses, net:
Interest expense	(2.0)	(0.6)	(4.0)	(1.0)
Interest income	0.5	0.2	1.0	0.4
Other income (expenses), net	0.1	(2.6)	0.5	(1.4)
Income (loss) before income taxes	15.9	(4.7)	32.4	0.3
Income tax provision (benefit)	2.7	(0.8)	7.1	0.1
Net income (loss)	13.2	(3.9)	25.3	0.2
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income (loss) attributable to controlling interest	$13.1	$(3.9)	$25.2	$0.2
Per share data:
Earnings (loss) per common share - Basic	$0.58	$(0.17)	$1.11	$0.01
Earnings (loss) per common share - Diluted	$0.58	$(0.17)	$1.11	$0.01
Weighted average shares outstanding - Basic	22,723,748	22,850,515	22,689,990	22,816,684
Weighted average shares outstanding - Diluted	22,769,447	22,850,515	22,772,232	22,923,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$13.2	$(3.9)	$25.3	$0.2
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	(8.5)	0.6	(4.3)
Other comprehensive income (loss)	0.5	(8.5)	0.6	(4.3)
Comprehensive income (loss)	13.7	(12.4)	25.9	(4.1)
Comprehensive income attributable to noncontrolling interest	(0.1)	—	(0.2)	(0.1)
Comprehensive income (loss) attributable to controlling interest	$13.6	$(12.4)	$25.7	$(4.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$25.3	$0.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.5	13.6
Provision for credit losses	0.2	0.2
Provision for warranties	10.6	6.4
Deferred compensation expense (benefit)	0.1	(0.9)
Share-based compensation	2.2	3.4
Deferred tax benefit	(4.7)	(8.0)
Gain on disposition of property and equipment, net	(3.5)	—
Asset impairment charges, net	0.8	3.0
Amortization of debt issuance costs	0.2	—
Distributions to deferred compensation programs' participants	(0.4)	(0.4)
Change in operating assets and liabilities:
Purchase of trading securities, net	(1.1)	(0.5)
Receivables and other contract assets	9.7	(21.5)
Inventories	(37.2)	(71.5)
Prepaid expenses	5.7	(3.8)
Other assets	(8.3)	(4.8)
Accounts payable	1.3	22.7
Accrued loss reserves	0.6	0.5
Accrued employee related liabilities	1.6	6.1
Other accrued liabilities	(7.4)	2.6
Accrued product warranty	(6.0)	(5.2)
Customer deposits	(11.4)	14.2
Income taxes payable/prepaid	6.7	1.8
Net cash used in operating activities	(2.5)	(41.9)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17.8)
Expenditures for property and equipment	(17.1)	(18.8)
Proceeds from sale of property and equipment	20.1	0.2
Purchase of investments	(0.5)	(0.6)
Sale of investments	0.1	0.1
Net cash provided by (used in) investing activities	2.6	(36.9)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Payment of dividends	(5.9)	(5.5)
Proceeds from borrowings on credit facilities and bank loans	113.6	28.5
Repayments of borrowings on credit facilities and bank loans	(128.1)	(25.3)
Sale of Company stock by deferred compensation programs, net	—	0.2
Withholding tax paid upon vesting of share-based compensation awards	(1.6)	(1.6)
Net cash used in financing activities	(22.0)	(3.7)
Effect of exchange rates on cash	0.4	(1.3)
Decrease in cash, cash equivalents and restricted cash	(21.5)	(83.8)
Cash, cash equivalents and restricted cash, beginning of period	66.0	134.4
Cash, cash equivalents and restricted cash, end of period	$44.5	$50.6

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$2.6	$0.2
Income taxes paid	$5.5	$6.7

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.5	$1.2

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.2	$2.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	12.1	—	12.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Dividends ($0.13 per share)	—	—	—	—	—	(2.9)	—	(2.9)
Share-based compensation	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	66,536	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.4)	—	—	—	—	(1.4)
Balance, March 31, 2023	22,690,567	$4.5	$135.2	$(40.1)	$(1.1)	$537.0	$0.1	$635.6
Net income	—	—	—	—	—	13.1	0.1	13.2
Other comprehensive income	—	—	—	0.5	—	—	—	0.5
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	46,003	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Balance, June 30, 2023	22,736,570	$4.5	$136.4	$(39.6)	$(1.1)	$547.1	$0.2	$647.5

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4
Net loss	—	—	—	—	—	(3.9)	—	(3.9)
Other comprehensive loss	—	—	—	(8.5)	—	—	—	(8.5)
Dividends ($0.12 per share)	—	—	0.1	—	—	(2.7)	—	(2.6)
Share-based compensation	—	—	1.6	—	—	—	—	1.6
Issuance of common stock under incentive plan	27,482	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.3)	—	—	—	—	(0.3)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, June 30, 2022	22,864,529	$4.6	$132.6	$(36.8)	$(1.1)	$544.0	$0.6	$643.9

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, the financial position as of June 30, 2023 and December 31, 2022 and the cash flows for the six months ended June 30, 2023 and 2022, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2023.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt this guidance on April 1, 2022. The adoption of this new standard did not have a material impact on its financial position, results of operations, cash flows or disclosures.

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

Acquisition and integration costs incurred were nominal during the three and six months ended June 30, 2023 for this acquisition. Acquisition and integration costs incurred were $0.4 million and $0.9 million during the three and six months ended June 30, 2022, respectively. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Inventories consist of the following:

(in millions)	June 30, 2023	December 31, 2022
Raw materials and parts	$315.9	$302.9
Work-in-process	67.7	57.3
Finished goods	44.8	32.1
Used equipment	1.1	1.1
Total	$429.5	$393.4

Note 4. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs ("DCP") include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants, and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The SERP assets and related offsetting liability are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2023 and December 31, 2022 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	June 30, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.3	$—	$5.3
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	4.0	—	4.0
Municipal bonds	—	0.4	0.4
Agency bonds	—	2.2	2.2
Floating rate notes	0.1	—	0.1
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.3	4.3
Other	1.3	0.6	1.9
Derivative financial instruments	—	0.2	0.2
Total financial assets	$13.5	$7.7	$21.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.6	$6.6
Total financial liabilities	$—	$6.6	$6.6

INDEX

	December 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	5.0	—	5.0
Municipal bonds	—	0.3	0.3
Floating rate notes	0.2	—	0.2
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.4	5.4
Other	1.3	0.7	2.0
Total financial assets	$12.6	$6.4	$19.0
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

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

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reserve balance, beginning of the period	$12.4	$11.3	$11.9	$10.5
Warranty liabilities accrued	6.7	3.2	10.6	6.4
Warranty liabilities settled	(2.6)	(2.8)	(6.0)	(5.2)
Other	—	(0.1)	—	(0.1)
Reserve balance, end of the period	$16.5	$11.6	$16.5	$11.6

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.4 million and $5.8 million at June 30, 2023 and December 31, 2022, respectively, of which $4.3 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

Note 7. Income Taxes

For the three months ended June 30, 2023, the Company recorded an income tax expense of $2.7 million, reflecting a 17.0% effective tax rate, compared to a $0.8 million income tax benefit for the three months ended June 30, 2022, reflecting a 17.0% effective tax rate. The income tax expense for the three months ended June 30, 2023 as compared to the benefit for the same period in 2022 was primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

INDEX

For the six months ended June 30, 2023, the Company recorded an income tax provision of $7.1 million, reflecting a 21.9% effective tax rate, compared to $0.1 million expense for the six months ended June 30, 2022. The income tax expense for the six months ended June 30, 2023 was higher compared to the same period in 2022, primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

The Company's recorded liability for uncertain tax positions was $12.5 million and $12.0 million as of June 30, 2023 and December 31, 2022, respectively. The increase is the result of $0.5 million of incremental reserves associated with the 2023 research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of June 30, 2023, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022 and imposes a 15% corporate alternative minimum tax ("CAMT") for tax years beginning after December 31, 2022. The Company did not repurchase any shares during the three and six months ended June 30, 2023. CAMT does not impact the Company's results of operations or financial position.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $1.0 million and $2.4 million at June 30, 2023 and December 31, 2022, respectively. These arrangements expire at various dates running through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2023), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.6 million and $1.0 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facilities"), which outstanding letters of credit totaled $2.6 million as of June 30, 2023. The outstanding letters of credit expire at various dates through April 2024. As of June 30, 2023, the Company's foreign subsidiaries are contingently liable for a total of $7.5 million in performance letters of credit, advance payments and retention guarantees, of which $5.6 million is secured by separate credit facilities with local financial institutions.

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

INDEX

The Company's GEFCO, Inc. ("GEFCO") subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018, with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiff is seeking special and consequential damages. The original purchase price of the equipment was approximately $8.5 million. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. that generally mirrored the allegations in the GEFCO suit. In January 2023, the court allowed Astec Industries, Inc. to be added as a defendant to the GEFCO suit and, as a result, the separate suit against Astec Industries, Inc. was dismissed. The Company and GEFCO each dispute the plaintiffs' allegations and are vigorously defending the GEFCO suit. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

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

INDEX
Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six month periods ended June 30, 2023 and 2022 (excluding intercompany sales):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$113.3	$75.4	$0.4	$189.1	$114.1	$55.8	$0.1	$170.0
Parts and component sales	50.3	22.3	—	72.6	43.7	21.1	—	64.8
Service and equipment installation revenue	17.9	0.2	0.1	18.2	5.9	0.1	—	6.0
Used equipment sales	1.7	—	—	1.7	0.3	—	—	0.3
Freight revenue	5.3	2.4	—	7.7	6.2	2.2	—	8.4
Other	0.1	(2.9)	(0.1)	(2.9)	0.1	(1.2)	—	(1.1)
Total domestic revenue	188.6	97.4	0.4	286.4	170.3	78.0	0.1	248.4

Net Sales-International:
Equipment sales	17.8	20.4	1.2	39.4	27.0	18.1	0.8	45.9
Parts and component sales	9.2	10.3	—	19.5	11.0	10.1	0.1	21.2
Service and equipment installation revenue	1.3	1.4	0.1	2.8	0.6	0.5	0.2	1.3
Used equipment sales	0.2	0.4	—	0.6	—	0.1	—	0.1
Freight revenue	1.0	0.3	—	1.3	0.7	0.4	—	1.1
Other	—	—	—	—	—	0.2	—	0.2
Total international revenue	29.5	32.8	1.3	63.6	39.3	29.4	1.1	69.8
Total net sales	$218.1	$130.2	$1.7	$350.0	$209.6	$107.4	$1.2	$318.2

INDEX

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$220.2	$143.1	$1.7	$365.0	$209.3	$101.4	$0.1	$310.8
Parts and component sales	109.6	43.6	0.1	153.3	100.1	41.9	—	142.0
Service and equipment installation revenue	34.4	0.4	0.1	34.9	12.6	0.3	—	12.9
Used equipment sales	2.6	—	—	2.6	2.0	—	—	2.0
Freight revenue	12.2	4.5	—	16.7	12.8	3.8	—	16.6
Other	0.1	(5.1)	0.2	(4.8)	0.2	(1.6)	—	(1.4)
Total domestic revenue	379.1	186.5	2.1	567.7	337.0	145.8	0.1	482.9

Net Sales-International:
Equipment sales	42.0	33.8	3.2	79.0	43.6	32.8	0.8	77.2
Parts and component sales	22.2	20.1	0.1	42.4	23.3	19.8	0.1	43.2
Service and equipment installation revenue	2.3	2.3	0.3	4.9	1.8	1.2	0.2	3.2
Used equipment sales	0.6	0.8	—	1.4	0.2	0.6	—	0.8
Freight revenue	1.8	0.6	—	2.4	1.2	0.7	—	1.9
Other	—	—	0.1	0.1	—	0.2	—	0.2
Total international revenue	68.9	57.6	3.7	130.2	70.1	55.3	1.1	126.5
Total net sales	$448.0	$244.1	$5.8	$697.9	$407.1	$201.1	$1.2	$609.4

Sales into major geographic regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
United States	$286.4	$248.4	$567.7	$482.9
Canada	13.5	22.1	35.3	36.3
Australia	14.1	10.3	23.8	20.5
Africa	9.9	5.9	18.0	15.0
Europe	5.5	7.9	16.5	13.3
Brazil	9.3	7.0	13.8	10.8
South America (Excluding Brazil)	3.7	7.4	9.3	12.6
Asia	2.8	3.1	3.7	7.1
Central America (Excluding Mexico)	1.0	1.0	3.1	3.6
Mexico	2.0	4.2	2.8	4.9
Other	1.8	0.9	3.9	2.4
Total foreign	63.6	69.8	130.2	126.5
Total net sales	$350.0	$318.2	$697.9	$609.4

As of June 30, 2023, the Company had contract assets of $3.0 million and contract liabilities, excluding customer deposits, of $5.3 million, including $2.3 million of deferred revenue related to extended warranties. As of December 31, 2022, the Company

INDEX
had contract assets of $3.8 million and contract liabilities, excluding customer deposits, of $5.5 million, including $2.9 million of deferred revenue related to extended warranties.

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

A brief description of each segment is as follows:

Infrastructure Solutions – Sites within the Infrastructure Solutions segment design, engineer, manufacture and market a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying asphalt road construction equipment, industrial thermal systems and other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations, while those located outside of North America service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt and concrete producers, highway and heavy equipment contractors, utility contractors, forestry and environmental recycling contractors and domestic and foreign governmental agencies.

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

INDEX
Segment Information:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$218.1	$130.2	$1.7	$350.0	$209.6	$107.4	$1.2	$318.2
Intersegment sales	3.2	13.6	0.4	17.2	4.0	12.0	—	16.0
Segment Operating Adjusted EBITDA	26.7	18.3	(12.3)	32.7	15.9	9.5	(12.3)	13.1

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$448.0	$244.1	$5.8	$697.9	$407.1	$201.1	$1.2	$609.4
Intersegment sales	3.9	26.9	0.6	31.4	5.1	21.7	—	26.8
Segment Operating Adjusted EBITDA	54.0	33.6	(19.1)	68.5	32.3	21.7	(22.1)	31.9

A reconciliation of total Segment Operating Adjusted EBITDA to the Company's "Net income (loss) attributable to controlling interest" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) attributable to controlling interest
Segment Operating Adjusted EBITDA	$32.7	$13.1	$68.5	$31.9
Adjustments:
Transformation program	(7.6)	(6.4)	(14.8)	(11.7)
Restructuring and other related charges	(0.4)	(0.4)	(7.5)	(1.4)
Asset impairment	(0.8)	(3.0)	(0.8)	(3.0)
Gain on sale of property and equipment, net	0.1	—	3.5	—
Transaction costs	—	(0.8)	—	(1.4)
Interest expense, net	(1.5)	(0.4)	(3.0)	(0.6)
Depreciation and amortization	(6.2)	(6.9)	(12.5)	(13.6)
Income tax (provision) benefit	(2.7)	0.8	(7.1)	(0.1)
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—
(Elimination) recapture of intercompany profit	(0.4)	0.1	(1.0)	0.1
Net income (loss) attributable to controlling interest	$13.1	$(3.9)	$25.2	$0.2

Note 11. Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net

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

INDEX
Total costs of $7.8 million and $15.0 million were incurred related to these strategic transformation initiatives in the three and six months ended June 30, 2023, respectively, of which $7.7 million and $14.9 million, respectively, are recorded in "Selling, general and administrative expenses" and $0.1 million in each period is included in "Cost of sales" in the Consolidated Statements of Operations. Costs totaling $6.4 million and $11.7 million were incurred in the three and six months ended June 30, 2022, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$0.3	$—	$7.3	$—
Costs associated with exited operations - Enid	0.1	0.4	0.2	0.6
Costs associated with closing Tacoma	—	—	—	0.8
Total restructuring related charges	0.4	0.4	7.5	1.4
	`
Asset impairment charges:
Other impairment charges	0.8	3.0	0.8	3.0
Total asset impairment charges	0.8	3.0	0.8	3.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	—	(3.5)	—
Total gain on sale of property and equipment, net	(0.1)	—	(3.5)	—

Restructuring, impairment and other asset charges, net	$1.1	$3.4	$4.8	$4.4

Restructuring charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$—	$0.4	$0.3	$1.4
Corporate and Other	0.4	—	7.2	—
Total restructuring related charges	$0.4	$0.4	$7.5	$1.4

Impairment charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$—	$2.1	$—	$2.1
Corporate and Other	0.8	0.9	0.8	0.9
Total impairment charges	$0.8	$3.0	$0.8	$3.0

INDEX
Net gains on sale of property and equipment by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$—	$—	$(3.4)	$—
Corporate and Other	(0.1)	—	(0.1)	—
Total gain on sale of property and equipment, net	$(0.1)	$—	$(3.5)	$—

Restructuring charges accrued, but not paid, were $0.3 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million of restructuring related charges during the three months ended March 31, 2022 in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million as held for sale in its Consolidated Balance Sheets at December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

Additional restructuring costs of $0.1 million and $0.2 million were incurred during the three and six months ended June 30, 2023, respectively, for the Company's exited oil and gas drilling product lines produced at its former Enid, Oklahoma ("Enid") location. Costs of $0.4 million and $0.6 million were incurred during the three and six months ended June 30, 2022, respectively.

Effective as of January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant to which, Mr. Ruffalo was entitled to certain severance payments and benefits. During the first quarter of 2023, $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs, were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also included a release and waiver by Mr. Ruffalo and other customary provisions.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $0.3 million and $5.5 million for employee termination costs, including equity award modifications, were incurred in the three and six months ended June 30, 2023, respectively, and recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $0.2 million and $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the three and six months ended June 30, 2023, respectively.

During the second quarter of 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor, which had been prepaid, would not be recovered. Impairment charges of $2.1 million were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the three months ended June 30, 2022. An additional $0.8 million and $0.9 million of impairment charges were incurred related to abandoned in-process internally developed software that was determined to be impaired during the second quarters of 2023 and 2022, respectively.

Note 12. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is determined by dividing "Net income (loss) attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share includes the dilutive effect of common stock equivalents, consisting of restricted stock units, performance stock units and stock held in the Company's deferred compensation programs, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

INDEX
The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Denominator:
Denominator for basic earnings per common share	22,723,748	22,850,515	22,689,990	22,816,684
Effect of dilutive securities	45,699	—	82,242	107,184
Denominator for diluted earnings per common share	22,769,447	22,850,515	22,772,232	22,923,868

Antidilutive securities excluded from the calculation of diluted earnings per share	67,074	265,652	49,840	33,115

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

INDEX
Executive Summary

Highlights of our financial results for the three months ended June 30, 2023 as compared to the same period of the prior year include the following:

•Net sales were $350.0 million, an increase of 10.0%

•Gross profit was $82.9 million, an increase of 31.8%

•Income from operations was $17.3 million, an increase of $19.0 million

•Net income attributable to Astec increased 435.9% to $13.1 million from a loss of $3.9 million

•Diluted earnings per share were $0.58, an increase of 441.2%

•Backlog of $688.8 million, a decrease of 17.7% as compared to June 30, 2022

Significant Items Impacting Operations in 2023

Strategic Transformation – We are undergoing a multi-year phased implementation of a standardized ERP system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees. We materially completed the ERP global design in 2022, launched the human capital resources module in our locations in the United States in January 2023 and converted the operations of one manufacturing site along with Corporate during the second quarter of 2023 to set the foundation before accelerating the implementation at additional sites in 2024 and 2025. We anticipate incurring total costs associated with the ERP implementation in the range of $125 to $150 million, with an estimated $25 to $30 million incurred per year which began in 2022.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We plan to continue these capital investments during 2023, which are anticipated to be largely completed by the end of 2023. Gross margin improvements are expected to be realized in conjunction with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Total costs of $7.8 million and $15.0 million were incurred related to these strategic transformation initiatives in the three and six months ended June 30, 2023, respectively, of which $7.7 million and $14.9 million, respectively, are recorded in "Selling, general and administrative expenses" and $0.1 million in each period is included in "Cost of sales" in the Consolidated Statements of Operations. Costs totaling $6.4 million and $11.7 million were incurred in the three and six months ended June 30, 2022, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, at June 30, 2023, we have capitalized $26.5 million in deferred implementation costs associated with the ERP implementation that are being amortized ratably over the remaining contract term, of which $2.8 million and $23.7 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets, respectively.

Tacoma Site Closure – In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million were included in "Assets held for sale" in the Consolidated Balance Sheets at December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. We recorded a $3.4 million gain for the sale of these assets in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

Leadership Change and Overhead Restructuring – As previously announced on January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated and he was succeeded by Mr. Jaco van der Merwe. In accordance with the terms of Mr. Ruffalo's separation agreement, we recorded $1.8 million of restructuring costs during the first quarter of 2023 related to the modification of Mr. Ruffalo's equity awards as well as third-party transition support costs in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Management continually reviews our organizational structure and operations to ensure they are optimized and aligned with achieving our near-term and long-term operational and profitability targets. In connection with this review, in February 2023, we

INDEX
implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $0.3 million and $5.5 million for employee termination costs, including equity award modifications, were incurred in the three and six months ended June 30, 2023, respectively, and recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $0.2 million and $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the three and six months ended June 30, 2023, respectively.

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

Backlog levels provide management and investors additional details of committed orders that are expected to convert to future net sales. Management uses backlog information for capacity and resource planning as well as to monitor inventory levels in our facilities relative to expected future net sales.

Our $688.8 million backlog of orders at June 30, 2023 continues to remain strong. The backlog of orders decreased $148.6 million, or 17.7%, compared to $837.4 million as of June 30, 2022. The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to normalize from the historically high levels we have experienced in recent years largely based on supply chain stabilization. Macroeconomic factors such as higher inflation and increased interest rates, among other factors, may also influence future customer spending. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices had declined during the first half of 2023, they remain at relatively high levels. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, we anticipate that oil prices will remain at relatively high levels throughout 2023.

Steel is a major component of our equipment. Driven by supply constraints, steel prices increased throughout the prior year, stabilizing at historically high levels at the end of 2022. Steel prices have softened slightly in 2023 and are expected to be maintained at these regulated levels through the remainder of 2023. During 2022, we observed a slowing in market demand and reduced lead times as buyers were responding to recessionary pressures and restricted their purchases to near-term needs. Lead times increased during the first quarter of 2023 but have settled at a rate consistent with the prior year. We anticipate that steel demand will remain relatively strong during 2023, driven by the IIJA domestically and impacted by international production capacity. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

INDEX

We actively manage our global supply chain for any identified constraints and volatility. Supply chain constraints experienced in prior periods have eased recently, however, lead times for certain key supplies remain elongated. We continue to focus on identifying and qualifying alternative suppliers wherever possible to help alleviate any lagging or potential future challenges in our supply chain. We also continually monitor potential future supply costs and availability in an effort to proactively address challenges that might occur.

In addition, while we have continued to experience shortages of necessary production personnel in certain markets, we have seen a slight easing in the tight labor market. However, higher turnover during the pandemic periods of 2020 through 2022 have contributed to lower tenured production staff. Higher labor costs to attract staff in our manufacturing operations are normalizing at elevated levels. We continue to adjust our production schedules and manufacturing workload distribution, provide comprehensive training, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

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

Results of Operations

Net Sales

Net sales for the second quarter of 2023 were $350.0 million compared to $318.2 million for the second quarter of 2022, an increase of $31.8 million, or 10.0%. The increase in net sales was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increases in (i) service and equipment installation revenue of $13.7 million, (ii) equipment sales of $12.6 million, (iii) parts and component sales of $6.1 million and (iv) used equipment sales of $1.9 million. These increases were partially offset by a decrease in other revenue of $2.0 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers and decreased freight revenue of $0.5 million. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2023 would have been $3.5 million higher had second quarter 2023 foreign exchange rates been the same as second quarter 2022 rates.

Net sales for the first six months of 2023 were $697.9 million compared to $609.4 million for the first six months of 2022, an increase of $88.5 million, or 14.5%. The increase in net sales was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $56.0 million, (ii) service and equipment installation revenue of $23.7 million and (iii) parts and component sales of $10.5 million. These increases were partially offset by a decrease in other revenue of $3.5 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2023 would have been $6.8 million higher had the first six months of 2023 foreign exchange rates been the same as the first six months of 2022 rates.

Domestic sales for the second quarter of 2023 were $286.4 million, or 81.8% of consolidated net sales, compared to $248.4 million, or 78.1% of consolidated net sales, for the second quarter of 2022, an increase of $38.0 million, or 15.3%. Domestic sales increased primarily due to (i) $19.1 million higher equipment sales, (ii) $12.2 million higher service and equipment installation revenue, (iii) $7.8 million higher parts and component sales and (iv) $1.4 million higher used equipment sales. These increases were partially offset by decreased other revenue of $1.8 million, which was primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers and decreased freight revenue of $0.7 million.

Domestic sales for the first six months of 2023 were $567.7 million, or 81.3% of consolidated net sales, compared to $482.9 million, or 79.2% of consolidated net sales, for the first six months of 2022, an increase of $84.8 million, or 17.6%. Domestic sales increased primarily due to (i) $54.2 million higher equipment sales, (ii) $22.0 million higher service and equipment installation revenue and (iii) $11.3 million higher parts and component sales. These increases were partially offset by a decrease in other revenue of $3.4 million, which was primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the second quarter of 2023 were $63.6 million, or 18.2% of consolidated net sales, compared to $69.8 million, or 21.9% of consolidated net sales, for the second quarter of 2022, a decrease of $6.2 million, or 8.9%. International sales decreased primarily due to lower new equipment sales of $6.5 million and lower parts and components sales of $1.7 million. These decreases were partially offset by $1.5 million higher service and equipment installation revenue.

International sales for the first six months of 2023 were $130.2 million, or 18.7% of consolidated net sales, compared to $126.5 million, or 20.8% of consolidated net sales, for the first six months of 2022, an increase of $3.7 million, or 2.9%. International

INDEX
sales increased primarily due to higher new equipment sales of $1.8 million and higher service and equipment installation sales of $1.7 million.

Gross Profit

Gross profit for the second quarter of 2023 was $82.9 million, or 23.7% of net sales, as compared to $62.9 million, or 19.8% of net sales, for the second quarter of 2022, an increase of $20.0 million, or 31.8%. The increase was primarily driven by net favorable volume, pricing and mix that generated $33.6 million higher gross profit. These increases were partially offset by the impact of inflation on materials, labor and overhead of $10.7 million and manufacturing inefficiencies of $2.9 million primarily related to increased warranty program costs and unfavorable inventory adjustments partially offset by production efficiencies.

Gross profit for the first six months of 2023 was $172.1 million, or 24.7% of net sales, as compared to $127.6 million, or 20.9% of net sales, for the first six months of 2022, an increase of $44.5 million, or 34.9%. The increase was primarily driven by the net favorable volume, pricing and mix of $72.9 million and $2.3 million of gross profit generated by an acquired business. These increases were partially offset by inflation on materials, labor and overhead of $24.5 million and manufacturing inefficiencies of $6.2 million due in part to the effects of lower tenured production staff associated with the turnover experienced in the prior year and increased warranty program costs partially offset by the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million, or 5.4%, to $64.5 million, or 18.4% of net sales, for the second quarter of 2023, compared to $61.2 million, or 19.2% of net sales, for the second quarter of 2022 primarily due to (i) increased net payroll and employee benefit costs of $2.0 million, which was largely driven by general employee cost increases and higher annual incentive compensation costs of $1.7 million, partially offset by reduced health insurance costs of $1.8 million, (ii) $1.3 million increased consulting and project costs and (iii) $1.3 million increased costs related to our strategic transformation program. These increases were partially offset by lower amortization expense of $1.0 million and reduced acquisition and integration related costs of $0.8 million primarily associated with the acquisition of MINDS, which was completed in April 2022.

Selling, general and administrative expenses increased $11.5 million, or 9.5%, to $132.4 million, or 19.0% of net sales, for the first six months of 2023, compared to $120.9 million, or 19.8% of net sales, for the first six months of 2022 primarily due to (i) increased net payroll and employee benefit costs of $4.3 million, which was largely driven by general employee cost increases and higher annual incentive compensation costs of $1.2 million, partially offset by lower share-based compensation expense of $3.5 million related to the recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023, (ii) $3.2 million of increased costs related to our strategic transformation program, (iii) $2.9 million of higher exhibit and promotional costs primarily due to the ConExpo industry trade show held once every three years, (iv) $2.4 million increased consulting, prototype and project costs and (v) incremental expenses associated with the acquisition of MINDS of $1.1 million. These increases were partially offset by lower amortization expense of $2.0 million and reduced acquisition and integration related costs of $1.4 million primarily associated with the acquisition of MINDS.

INDEX
Restructuring, Impairment and Other Asset Charges, Net

Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and six month periods ended June 30, 2023 and 2022 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$0.3	$—	$7.3	$—
Costs associated with exited operations - Enid	0.1	0.4	0.2	0.6
Costs associated with closing Tacoma	—	—	—	0.8
Total restructuring related charges	0.4	0.4	7.5	1.4

Asset impairment charges:
Other impairment charges	0.8	3.0	0.8	3.0
Total asset impairment charges	0.8	3.0	0.8	3.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	—	(3.5)	—
Total gain on sale of property and equipment, net	(0.1)	—	(3.5)	—

Restructuring, impairment and other asset charges, net	$1.1	$3.4	$4.8	$4.4

See Note 11, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $2.0 million and $4.0 million was incurred in the three and six months ended June 30, 2023, respectively, as compared to $0.6 million and $1.0 million in the three and six months ended June 30, 2022, respectively, primarily related to outstanding borrowings on our revolving credit facility. No borrowings were outstanding on our prior revolving credit facility during the first six months of 2022.

Other income (expenses), net

Other income, net was $0.1 million for the second quarter of 2023 compared to an expense of $2.6 million for the second quarter of 2022, primarily due to net foreign currency transaction losses of $2.3 million in 2022 that did not recur in 2023.

Other income, net was $0.5 million for the first six months of 2023 compared to an expense of $1.4 million for the first six months of 2022, an increase of $1.9 million primarily due to the change in net foreign currency transaction gains and losses.

Income Tax

Our income tax expense for the second quarter of 2023 was $2.7 million compared to an income tax benefit of $0.8 million for the second quarter of 2022. Our effective income tax rate was 17.0% for the second quarter of 2023 compared to 17.0% for the second quarter of 2022. The income tax expense for the three months ended June 30, 2023 as compared to benefit in the same period in 2022 was primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

Our income tax expense for the first six months of 2023 was $7.1 million, reflecting a 21.9% effective tax rate, compared to $0.1 million expense for the first six months of 2022. The income tax expense for the six months ended June 30, 2023 was higher compared to the same period in 2022 primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

INDEX
Backlog

The backlog of orders as of June 30, 2023 was $688.8 million compared to $837.4 million as of June 30, 2022, a decrease of $148.6 million, or 17.7%. Domestic backlog decreased $116.9 million, or 16.6%, and international backlog decreased $31.7 million, or 24.0%, respectively. The backlog decreased $96.2 million to $472.1 million in the Infrastructure Solutions segment and decreased $52.7 million to $214.8 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and increased $0.3 million to $1.9 million. The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to normalize from the historically high levels we have experienced in recent years largely based on supply chain stabilization. Macroeconomic factors such as higher inflation and increased interest rates, among other factors, may also influence future customer spending. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

Segment Net Sales - Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2023	2022
Infrastructure Solutions	$218.1	$209.6	$8.5	4.1%
Materials Solutions	130.2	107.4	22.8	21.2%
Corporate and Other	1.7	1.2	0.5	41.7%

Infrastructure Solutions

Sales in this segment were $218.1 million for the second quarter of 2023 compared to $209.6 million for the same period in 2022, an increase of $8.5 million, or 4.1%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased (i) service and equipment installation revenue of $12.7 million, (ii) parts and component sales of $4.8 million and (iii) used equipment sales of $1.6 million. These increases were offset by lower new equipment sales of $10.0 million and lower freight revenue of $0.6 million.

Domestic sales for the Infrastructure Solutions segment increased $18.3 million, or 10.7%, for the second quarter of 2023 compared to the same period in 2022 primarily due to (i) increased service and equipment installation sales of $12.0 million, (ii) increased parts and component sales of $6.6 million and (iii) increased used equipment sales of $1.4 million. These increases were partially offset by decreases in freight revenue and new equipment sales of $0.9 million and $0.8 million, respectively.

International sales for the Infrastructure Solutions segment decreased $9.8 million, or 24.9%, for the second quarter of 2023 compared to the same period in 2022 primarily due to decreased new equipment sales and parts and component sales of $9.2 million and $1.8 million, respectively. These decreases were partially offset by higher service and equipment installation sales of $0.7 million.

Materials Solutions

Sales in this segment were $130.2 million for the second quarter of 2023 compared to $107.4 million for the same period in 2022, an increase of $22.8 million, or 21.2%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased (i) new equipment sales of $21.9 million, (ii) parts and component sales of $1.4 million and (iii) service and equipment installation revenue of $1.0 million. These increases were partially offset by a decrease in other revenue of $1.9 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $19.4 million, or 24.9%, for the second quarter of 2023 compared to the same period in 2022, primarily driven by increased equipment and increased parts and component sales of $19.6 million and $1.2 million, respectively. These increases were partially offset by decreased other revenue of $1.7 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment increased $3.4 million, or 11.6%, for the second quarter of 2023 compared to the same period in 2022 primarily due to increases in new equipment and service and equipment installation sales of $2.3 million and $0.9 million, respectively.

INDEX
Segment Net Sales - Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2023	2022
Infrastructure Solutions	$448.0	$407.1	$40.9	10.0%
Materials Solutions	244.1	201.1	43.0	21.4%
Corporate and Other	5.8	1.2	4.6	383.3%

Infrastructure Solutions

Sales in this segment were $448.0 million for the first six months of 2023 compared to $407.1 million for the same period in 2022, an increase of $40.9 million or 10.0%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased (i) service and equipment installation revenue of $22.3 million, (ii) new equipment sales of $9.3 million and (iii) parts and component sales of $8.4 million.

Domestic sales for the Infrastructure Solutions segment increased $42.1 million or 12.5% for the first six months of 2023 compared to the same period in 2022 primarily due to (i) increased service and equipment installation sales of $21.8 million, (ii) increased new equipment sales of $10.9 million and (iii) increased parts and component sales of $9.5 million.

International sales for the Infrastructure Solutions segment decreased $1.2 million or 1.7% for the first six months of 2023 compared to the same period in 2022 primarily due to lower equipment sales of $1.6 million.

Materials Solutions

Sales in this segment were $244.1 million for the first six months of 2023 compared to $201.1 million for the same period in 2022, an increase of $43.0 million, or 21.4%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased new equipment and parts and component sales of $42.7 million and $2.0 million, respectively. These increases were partially offset by decreased other revenue of $3.7 million, which was primarily driven by increased utilization of our interest subsidy programs offered to some of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $40.7 million, or 27.9%, for the first six months of 2023 compared to the same period in 2022, driven by increased new equipment and parts and component sales of $41.7 million and $1.7 million, respectively. These increases were partially offset by decreased other revenue of $3.5 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment increased $2.3 million, or 4.2%, for the first six months of 2023 compared to the same period in 2022 primarily due to increased service and equipment installation and new equipment sales.

Corporate and Other

Corporate and Other sales are generated from our controls and automation business. Sales were $5.8 million for the first six months of 2023 compared to $1.2 million for the same period in 2022, an increase of $4.6 million, or 383.3%. The increase was primarily related to net incremental sales from MINDS during the first quarter of 2023. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

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

INDEX
Segment Operating Adjusted EBITDA-Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions)	2023	2022
Infrastructure Solutions	$26.7	$15.9	$10.8	67.9%
Materials Solutions	18.3	9.5	8.8	92.6%
Corporate and Other	(12.3)	(12.3)	—	—%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $26.7 million for the second quarter of 2023 compared to $15.9 million for the same period in 2022, an increase of $10.8 million, or 67.9%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $21.3 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $6.6 million, (ii) increased selling, general and administrative costs of $3.1 million, primarily due to higher personnel related costs and (iii) manufacturing inefficiencies of $1.5 million due in part to the effects of unfavorable inventory adjustments, partially offset by production efficiencies.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $18.3 million for the second quarter of 2023 compared to $9.5 million for the same period in 2022, an increase of $8.8 million, or 92.6%. The increase in Segment Operating Adjusted EBITDA between periods resulted primarily from the impact of favorable net volume, pricing and mix that generated $12.7 million higher gross profit and lower selling, general, administrative and other net costs of $1.4 million, primarily driven by $1.7 million net foreign currency transaction losses in 2022 that did not recur in 2023. These increases were partially offset by the impact of higher inflation on materials, labor and overhead costs of $4.0 million and manufacturing inefficiencies of $1.4 million.

Segment Operating Adjusted EBITDA-Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2023	2022
Infrastructure Solutions	$54.0	$32.3	$21.7	67.2%
Materials Solutions	33.6	21.7	11.9	54.8%
Corporate and Other	(19.1)	(22.1)	3.0	13.6%

Infrastructure Solutions segment: Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $54.0 million for the first six months of 2023 compared to $32.3 million for the same period in 2022, an increase of $21.7 million, or 67.2%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $48.6 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $15.4 million, (ii) increased selling, general and administrative costs of $8.7 million, primarily due to $6.5 million higher personnel related costs, $2.3 million increased consulting, prototype and project costs and $1.3 million of increased exhibit and promotional costs related to the ConExpo industry trade show and (iii) manufacturing inefficiencies of $3.1 million in part as a result of unfavorable inventory adjustments, partially offset by the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Materials Solutions segment: Segment Operating Adjusted EBITDA for the Materials Solutions segment was $33.6 million for the first six months of 2023 compared to $21.7 million for the same period in 2022, an increase of $11.9 million, or 54.8%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $25.2 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $9.0 million, (ii) manufacturing inefficiencies of $3.1 million and (iii) increased general and administrative costs of $1.2 million, primarily due to $1.6 million of increased exhibit and promotional costs related to the ConExpo industry trade show.

Corporate and Other: Corporate and Other operations had net expenses of $19.1 million for the first six months of 2023 compared to $22.1 million for the first six months of 2022, a decrease of $3.0 million, or 13.6%. The decrease in expenses was primarily driven by an incremental $1.5 million of profit contributed by MINDS during the first quarter of 2023 and $1.3 million of lower general and administrative expenses, primarily associated with employee related costs including the recovery of share-based compensation expense related to awards forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023, which was partially offset by increased health insurance costs. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

INDEX
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of June 30, 2023, our total liquidity was $226.8 million, consisting of $41.4 million of cash and cash equivalents available for operating purposes and $185.4 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $28.5 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

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

We had $62.0 million in outstanding borrowings under the Credit Facilities at June 30, 2023. Our outstanding letters of credit totaling $2.6 million decreased borrowing availability to $185.4 million under the revolving credit facility as of June 30, 2023. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our domestic working capital needs. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with the financial covenants of the Credit Facilities at June 30, 2023. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in 2023 to be significantly higher than in prior years.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of June 30, 2023, open purchase obligations totaled $255.5 million, of which $217.9 million are expected to be fulfilled within the remainder of 2023.

We estimate that our capital expenditures will be between $25 million and $35 million for the year ending December 31, 2023, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash used in operating activities	$(2.5)	$(41.9)
Net cash provided by (used in) investing activities	2.6	(36.9)
Net cash used in financing activities	(22.0)	(3.7)
Effect of exchange rates on cash	0.4	(1.3)
Decrease in cash, cash equivalents and restricted cash	(21.5)	(83.8)
Cash, cash equivalents and restricted cash, end of period	$44.5	$50.6

Net cash used in operating activities

Net cash used in operating activities decreased by $39.4 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to higher net income of $25.1 million and reduced net cash usages for our operating assets and liabilities of $13.6 million. The net cash usages for our operating assets and liabilities were mainly driven by decreased inventory purchases in 2023 of $34.3 million and timing of collections and payments on trade accounts receivables and trade accounts payables of $9.8 million, partially offset by decreased customer deposits of $25.6 million associated with lower backlog.

Net cash provided by (used in) investing activities

Our investing activities provided net cash of $2.6 million during the six months ended June 30, 2023 as opposed to a net cash use of $36.9 million during the six months ended June 30, 2022, primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023 and the net cash used to acquire MINDS in the second quarter of 2022 for $17.8 million.

Net cash used in financing activities

Net cash used in financing activities increased by $18.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increased repayments net of borrowings of $17.7 million.

Dividends

We paid quarterly dividends of $0.13 and $0.12 per common share to shareholders in the second quarter of 2023 and 2022, respectively.

Share Repurchases

As announced in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of June 30, 2023, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended June 30, 2023; however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets decreased to $675.9 million as of June 30, 2023 from $696.4 million as of December 31, 2022, a decrease of $20.5 million, or 2.9%, due primarily to a decrease in cash, cash equivalents and restricted cash of $21.5 million, the sale of our Tacoma site previously recorded as "Assets held for sale" for $15.4 million, a decrease in prepaid assets of $10.7 million and a decrease in trade receivables and contract assets, net of $9.5 million. These decreases were partially offset by an increase in inventory of $36.1 million.

Our total current liabilities decreased to $264.1 million as of June 30, 2023 from $274.0 million as of December 31, 2022, a decrease of $9.9 million, or 3.6%, due primarily to an $11.8 million decrease in customer deposits and an $8.7 million decrease in other current liabilities, partially offset by increases of $4.6 million in accrued product warranty, $2.0 million in accounts payable, $2.2 million of short-term debt and $1.7 million in accrued employee related liabilities.

INDEX
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years beginning in 2023. During the second quarter of 2023, we implemented the ERP at Corporate and one manufacturing site.

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

With the exception of the implementation of the ERP described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Separation Agreement, dated as of May 8, 2023, by and between Astec Industries, Inc. and Anshu Pasricha*	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 3, 2023	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2023	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)