Form 10-Q
period 2023-09-30
ASTEC INDUSTRIES INC
filed 2023-11-02
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 27, 2023, there were 22,739,296 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$73.8	$66.0
Investments	5.7	3.9
Trade receivables and contract assets, net of allowance for credit losses of $2.5 and $2.3, respectively	174.7	167.1
Other receivables, net of allowance for credit losses of $0.7, respectively	3.4	6.5
Inventories	450.1	393.4
Prepaid and refundable income taxes	17.3	15.9
Prepaid expenses and other assets	21.3	28.2
Assets held for sale	—	15.4
Total current assets	746.3	696.4
Property and equipment, net of accumulated depreciation of $243.2 and $233.8, respectively	181.0	173.6
Investments	14.3	15.1
Goodwill	45.3	45.2
Intangible assets, net of accumulated amortization of $49.3 and $45.1, respectively	17.5	22.5
Deferred income tax assets	34.2	32.1
Other long-term assets	35.8	29.5
Total assets	$1,074.4	$1,014.4
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.1	$0.2
Short-term debt	6.9	9.4
Accounts payable	114.3	107.2
Customer deposits	60.6	69.5
Accrued product warranty	16.7	11.9
Accrued employee related liabilities	44.4	35.3
Accrued loss reserves	2.9	1.9
Other current liabilities	36.3	38.6
Total current liabilities	282.2	274.0
Long-term debt	122.0	78.1
Deferred income tax liabilities	2.4	2.1
Other long-term liabilities	33.0	33.3
Total liabilities	439.6	387.5
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,739,296 as of September 30, 2023 and 22,624,031 as of December 31, 2022	4.5	4.5
Additional paid-in capital	137.7	135.8
Accumulated other comprehensive loss	(44.2)	(40.1)
Company stock held by deferred compensation programs, at cost	(1.0)	(1.1)
Retained earnings	537.5	527.8
Shareholders' equity	634.5	626.9
Noncontrolling interest	0.3	—
Total equity	634.8	626.9
Total liabilities and equity	$1,074.4	$1,014.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$303.1	$315.2	$1,001.0	$924.6
Cost of sales	233.5	249.7	759.3	731.5
Gross profit	69.6	65.5	241.7	193.1
Selling, general and administrative expenses	74.3	63.5	206.7	184.4
Restructuring, impairment and other asset charges, net	0.5	0.1	5.3	4.5
(Loss) income from operations	(5.2)	1.9	29.7	4.2
Other expenses, net:
Interest expense	(2.4)	(0.6)	(6.4)	(1.6)
Interest income	0.5	0.3	1.5	0.7
Other (expenses) income, net	—	(0.4)	0.5	(1.8)
(Loss) income before income taxes	(7.1)	1.2	25.3	1.5
Income tax (benefit) provision	(0.6)	0.7	6.5	0.8
Net (loss) income	(6.5)	0.5	18.8	0.7
Net (income) loss attributable to noncontrolling interest	(0.1)	0.2	(0.2)	0.2
Net (loss) income attributable to controlling interest	$(6.6)	$0.7	$18.6	$0.9
Per share data:
(Loss) earnings per common share - Basic	$(0.29)	$0.03	$0.82	$0.04
(Loss) earnings per common share - Diluted	$(0.29)	$0.03	$0.82	$0.04
Weighted average shares outstanding - Basic	22,746,783	22,837,314	22,709,238	22,824,028
Weighted average shares outstanding - Diluted	22,746,783	22,916,316	22,776,158	22,932,206
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(6.5)	$0.5	$18.8	$0.7
Other comprehensive loss:
Foreign currency translation adjustments	(4.6)	(9.2)	(4.0)	(13.5)
Other comprehensive loss	(4.6)	(9.2)	(4.0)	(13.5)
Comprehensive (loss) income	(11.1)	(8.7)	14.8	(12.8)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.2	(0.3)	0.1
Comprehensive (loss) income attributable to controlling interest	$(11.2)	$(8.5)	$14.5	$(12.7)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$18.8	$0.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19.6	20.9
Provision for credit losses	0.6	0.9
Provision for warranties	14.4	9.3
Deferred compensation expense (benefit)	0.2	(1.1)
Share-based compensation	3.5	5.4
Deferred tax benefit	(2.1)	(12.6)
Gain on disposition of property and equipment, net	(3.1)	(0.4)
Asset impairment charges	0.8	3.4
Amortization of debt issuance costs	0.2	—
Distributions to deferred compensation programs' participants	(1.5)	(0.9)
Change in operating assets and liabilities:
Purchase of trading securities, net	(1.4)	(0.7)
Receivables and other contract assets	(5.8)	(25.0)
Inventories	(59.7)	(98.9)
Prepaid expenses	8.3	0.9
Other assets	(9.6)	(10.3)
Accounts payable	7.1	25.3
Accrued loss reserves	1.2	0.3
Accrued employee related liabilities	9.3	10.0
Other accrued liabilities	(0.8)	1.7
Accrued product warranty	(9.6)	(8.6)
Customer deposits	(8.2)	21.1
Income taxes payable/prepaid	(1.0)	1.8
Net cash used in operating activities	(18.8)	(56.8)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17.8)
Expenditures for property and equipment	(25.0)	(27.6)
Proceeds from sale of property and equipment	20.2	0.7
Purchase of investments	(0.8)	(0.8)
Sale of investments	1.7	0.5
Net cash used in investing activities	(3.9)	(45.0)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Payment of dividends	(8.9)	(8.3)
Proceeds from borrowings on credit facilities and bank loans	221.4	50.1
Repayments of borrowings on credit facilities and bank loans	(180.2)	(42.5)
Sale of Company stock by deferred compensation programs, net	0.1	0.2
Withholding tax paid upon vesting of share-based compensation awards	(1.6)	(1.8)
Repurchase of Company stock	—	(6.1)
Net cash provided by (used in) financing activities	30.8	(8.4)
Effect of exchange rates on cash	(0.3)	(3.4)
Increase (decrease) in cash, cash equivalents and restricted cash	7.8	(113.6)
Cash, cash equivalents and restricted cash, beginning of period	66.0	134.4
Cash, cash equivalents and restricted cash, end of period	$73.8	$20.8

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$5.0	$0.7
Income taxes paid	$10.3	$12.3

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.4	$1.2

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.6	$2.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	12.1	—	12.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Dividends ($0.13 per share)	—	—	—	—	—	(2.9)	—	(2.9)
Share-based compensation	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	66,536	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.4)	—	—	—	—	(1.4)
Balance, March 31, 2023	22,690,567	$4.5	$135.2	$(40.1)	$(1.1)	$537.0	$0.1	$635.6
Net income	—	—	—	—	—	13.1	0.1	13.2
Other comprehensive income	—	—	—	0.5	—	—	—	0.5
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	46,003	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Balance, June 30, 2023	22,736,570	$4.5	$136.4	$(39.6)	$(1.1)	$547.1	$0.2	$647.5
Net (loss) income	—	—	—	—	—	(6.6)	0.1	(6.5)
Other comprehensive loss	—	—	—	(4.6)	—	—	—	(4.6)
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.3	—	—	—	—	1.3
Issuance of common stock under incentive plan	2,726	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, September 30, 2023	22,739,296	$4.5	$137.7	$(44.2)	$(1.0)	$537.5	$0.3	$634.8

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity (Continued)
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net income	—	—	—	—	—	4.1	—	4.1
Other comprehensive income	—	—	—	4.1	—	—	0.1	4.2
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	1.8	—	—	—	—	1.8
Issuance of common stock under incentive plan	69,995	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(1.3)	—	—	—	—	(1.3)
Balance, March 31, 2022	22,837,047	$4.6	$131.1	$(28.3)	$(1.2)	$550.6	$0.6	$657.4
Net loss	—	—	—	—	—	(3.9)	—	(3.9)
Other comprehensive loss	—	—	—	(8.5)	—	—	—	(8.5)
Dividends ($0.12 per share)	—	—	0.1	—	—	(2.7)	—	(2.6)
Share-based compensation	—	—	1.6	—	—	—	—	1.6
Issuance of common stock under incentive plan	27,482	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.3)	—	—	—	—	(0.3)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Balance, June 30, 2022	22,864,529	$4.6	$132.6	$(36.8)	$(1.1)	$544.0	$0.6	$643.9
Net income (loss)	—	—	—	—	—	0.7	(0.2)	0.5
Other comprehensive loss	—	—	—	(9.2)	—	—	—	(9.2)
Dividends ($0.12 per share)	—	—	—	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	2.0	—	—	—	—	2.0
Issuance of common stock under incentive plan	6,343	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Share repurchases	(160,445)	$(0.1)	$—	$—	$—	$(6.0)	$—	$(6.1)
Balance, September 30, 2022	22,710,427	$4.5	$134.4	$(46.0)	$(1.1)	$535.9	$0.4	$628.1
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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, the financial position as of September 30, 2023 and December 31, 2022 and the cash flows for the nine months ended September 30, 2023 and 2022, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2023.

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

Acquisition and integration costs incurred were nominal during the three and nine months ended September 30, 2023 for this acquisition. Acquisition and integration costs incurred were $0.2 million and $1.1 million during the three and nine months ended September 30, 2022, respectively. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Inventories consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Raw materials and parts	$313.1	$302.9
Work-in-process	78.0	57.3
Finished goods	57.4	32.1
Used equipment	1.6	1.1
Total	$450.1	$393.4

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

The carrying amount of cash and cash equivalents, trade receivables and contract assets, other receivables, accounts payable, and short-term and long-term debt approximates their fair value because of their short-term nature and/or interest rates associated with the instruments. Investments are carried at their fair value based on quoted market prices for identical or similar assets or, where no quoted prices exist, other observable inputs for the asset. The fair values of foreign currency exchange contracts are based on quotations from various banks for similar instruments using models with market-based inputs.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2023 and December 31, 2022 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	September 30, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.0	$—	$4.0
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	4.0	—	4.0
Municipal bonds	—	0.3	0.3
Agency bonds	—	2.5	2.5
Floating rate notes	0.2	—	0.2
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.3	4.3
Other	1.3	0.6	1.9
Derivative financial instruments	—	0.2	0.2
Total financial assets	$12.3	$7.9	$20.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

INDEX

	December 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	5.0	—	5.0
Municipal bonds	—	0.3	0.3
Floating rate notes	0.2	—	0.2
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.4	5.4
Other	1.3	0.7	2.0
Total financial assets	$12.6	$6.4	$19.0
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

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

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reserve balance, beginning of the period	$16.5	$11.6	$11.9	$10.5
Warranty liabilities accrued	3.8	2.9	14.4	9.3
Warranty liabilities settled	(3.6)	(3.4)	(9.6)	(8.6)
Other	—	(0.2)	—	(0.3)
Reserve balance, end of the period	$16.7	$10.9	$16.7	$10.9

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.1 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively, of which $4.2 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
Note 7. Income Taxes

For the three months ended September 30, 2023, the Company recorded an income tax benefit of $0.6 million, reflecting an 8.5% effective tax rate, compared to a $0.7 million income tax expense for the three months ended September 30, 2022, reflecting a 58.3% effective tax rate. The income tax benefit for the three months ended September 30, 2023 as compared to the expense for the same period in 2022 was primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

INDEX

For the nine months ended September 30, 2023, the Company recorded an income tax provision of $6.5 million, reflecting a 25.7% effective tax rate, compared to $0.8 million expense, reflecting a 53.3% effective tax rate, for the nine months ended September 30, 2022. The income tax expense for the nine months ended September 30, 2023 was higher compared to the same period in 2022, primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

The Company's recorded liability for uncertain tax positions was $12.7 million and $12.0 million as of September 30, 2023 and December 31, 2022, respectively. The increase is the result of $0.7 million of incremental reserves associated with the 2023 research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of September 30, 2023, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022 and imposes a 15% corporate alternative minimum tax ("CAMT") for tax years beginning after December 31, 2022. The Company did not repurchase any shares during the three and nine months ended September 30, 2023. CAMT does not impact the Company's results of operations or financial position.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $0.9 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. These arrangements expire at various dates running through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2023), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.5 million and $1.0 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facilities"), which outstanding letters of credit totaled $2.4 million as of September 30, 2023. The outstanding letters of credit expire at various dates through April 2024. As of September 30, 2023, the Company's foreign subsidiaries are contingently liable for a total of $6.1 million in performance letters of credit, advance payments and retention guarantees, of which $4.5 million is secured by separate credit facilities with local financial institutions.

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

On October 5, 2023, a jury, in the 355th Judicial District Court, Hood County, State of Texas, rendered a verdict against the Company's Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019, with additional defendants later added. All other defendants settled prior to trial except Telsmith. Telsmith will receive credit for the settlement amounts of all other defendants against any judgment entered in this case against Telsmith. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of the Company's dealers. Based on the jury verdict, management has determined that a loss for this matter is probable in a range between $6.4 million and $18.1 million, inclusive of attorneys' fees and prejudgment interest. A loss contingency of $6.4 million was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss. A judgment has not been entered by the trial court, however, a judgment is anticipated to be entered by the end of 2023 or during the first quarter of 2024. The judgment, once entered, may result in a change to the estimate of loss recorded and will incur post-judgment interest charges. The Company will evaluate the judgment once entered, including whether to appeal any judgment entered by the court.

In addition to the matters noted above, the Company is currently a party, and may become a party, to various other claims and legal proceedings in the ordinary course of business. If management believes that a loss arising from any claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or, when the loss is estimated using a range and no point within the range is more probable than another, the minimum estimated liability. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter.

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

INDEX
Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine month periods ended September 30, 2023 and 2022 (excluding intercompany sales):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$94.4	$54.7	$0.5	$149.6	$105.9	$60.6	$0.8	$167.3
Parts and component sales	50.3	20.5	0.1	70.9	46.3	21.8	0.1	68.2
Service and equipment installation revenue	3.6	0.2	—	3.8	5.2	0.3	—	5.5
Used equipment sales	—	—	—	—	3.2	—	—	3.2
Freight revenue	5.2	1.9	—	7.1	5.3	2.1	—	7.4
Other	0.3	(2.4)	0.3	(1.8)	0.2	(2.5)	0.1	(2.2)
Total domestic revenue	153.8	74.9	0.9	229.6	166.1	82.3	1.0	249.4

Net Sales-International:
Equipment sales	26.3	23.1	0.7	50.1	23.8	17.7	0.3	41.8
Parts and component sales	9.2	9.9	—	19.1	10.1	9.6	—	19.7
Service and equipment installation revenue	1.0	1.8	0.1	2.9	1.0	0.9	0.1	2.0
Used equipment sales	—	0.4	—	0.4	0.3	1.0	—	1.3
Freight revenue	0.5	0.4	—	0.9	0.6	0.3	—	0.9
Other	—	—	0.1	0.1	—	—	0.1	0.1
Total international revenue	37.0	35.6	0.9	73.5	35.8	29.5	0.5	65.8
Total net sales	$190.8	$110.5	$1.8	$303.1	$201.9	$111.8	$1.5	$315.2

INDEX

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$314.6	$197.8	$2.2	$514.6	$315.2	$162.0	$0.9	$478.1
Parts and component sales	159.9	64.1	0.2	224.2	146.4	63.7	0.1	210.2
Service and equipment installation revenue	38.0	0.6	0.1	38.7	17.8	0.6	—	18.4
Used equipment sales	2.6	—	—	2.6	5.2	—	—	5.2
Freight revenue	17.4	6.4	—	23.8	18.1	5.9	—	24.0
Other	0.4	(7.5)	0.5	(6.6)	0.4	(4.1)	0.1	(3.6)
Total domestic revenue	532.9	261.4	3.0	797.3	503.1	228.1	1.1	732.3

Net Sales-International:
Equipment sales	68.3	56.9	3.9	129.1	67.4	50.5	1.1	119.0
Parts and component sales	31.4	30.0	0.1	61.5	33.4	29.4	0.1	62.9
Service and equipment installation revenue	3.3	4.1	0.4	7.8	2.8	2.1	0.3	5.2
Used equipment sales	0.6	1.2	—	1.8	0.5	1.6	—	2.1
Freight revenue	2.3	1.0	—	3.3	1.8	1.0	—	2.8
Other	—	—	0.2	0.2	—	0.2	0.1	0.3
Total international revenue	105.9	93.2	4.6	203.7	105.9	84.8	1.6	192.3
Total net sales	$638.8	$354.6	$7.6	$1,001.0	$609.0	$312.9	$2.7	$924.6

INDEX

Sales into major geographic regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
United States	$229.6	$249.4	$797.3	$732.3
Canada	13.4	12.9	48.7	49.2
Australia	20.6	10.8	44.4	31.3
Africa	10.6	10.9	28.6	25.9
Europe	8.0	9.1	24.5	22.4
Brazil	8.3	7.7	22.1	18.5
South America (Excluding Brazil)	5.1	4.5	14.4	17.1
Asia	2.8	1.5	6.5	8.6
Mexico	3.4	4.2	6.2	9.1
Central America (Excluding Mexico)	0.5	3.9	3.6	7.5
Other	0.8	0.3	4.7	2.7
Total foreign	73.5	65.8	203.7	192.3
Total net sales	$303.1	$315.2	$1,001.0	$924.6

As of September 30, 2023, the Company had contract assets of $3.6 million and contract liabilities, excluding customer deposits, of $6.2 million, including $2.6 million of deferred revenue related to extended warranties. As of December 31, 2022, the Company had contract assets of $3.8 million and contract liabilities, excluding customer deposits, of $5.5 million, including $2.9 million of deferred revenue related to extended warranties.

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

Segment Information:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$190.8	$110.5	$1.8	$303.1	$201.9	$111.8	$1.5	$315.2
Intersegment sales	4.3	14.0	—	18.3	1.9	14.1	—	16.0
Segment Operating Adjusted EBITDA	16.5	8.3	(14.4)	10.4	17.6	13.1	(14.2)	16.5

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$638.8	$354.6	$7.6	$1,001.0	$609.0	$312.9	$2.7	$924.6
Intersegment sales	8.2	40.9	0.6	49.7	7.0	35.8	—	42.8
Segment Operating Adjusted EBITDA	70.5	41.9	(33.5)	78.9	49.9	34.8	(36.3)	48.4
,

A reconciliation of total Segment Operating Adjusted EBITDA to the Company's "Net (loss) income attributable to controlling interest" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net (loss) income attributable to controlling interest
Segment Operating Adjusted EBITDA	$10.4	$16.5	$78.9	$48.4
Adjustments:
Transformation program	(7.7)	(7.0)	(22.5)	(18.7)
Restructuring and other related charges	(0.1)	(0.1)	(7.6)	(1.5)
Asset impairment	—	(0.4)	(0.8)	(3.4)
(Loss) gain on sale of property and equipment, net	(0.4)	0.4	3.1	0.4
Transaction costs	—	(0.5)	—	(1.9)
Interest expense, net	(1.9)	(0.3)	(4.9)	(0.9)
Depreciation and amortization	(7.1)	(7.3)	(19.6)	(20.9)
Income tax benefit (provision)	0.6	(0.7)	(6.5)	(0.8)
Net (income) loss attributable to noncontrolling interest	(0.1)	0.2	(0.2)	0.2
Elimination of intercompany profit	(0.3)	(0.1)	(1.3)	—
Net (loss) income attributable to controlling interest	$(6.6)	$0.7	$18.6	$0.9

INDEX
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

Total costs of $7.8 million and $22.8 million were incurred related to these strategic transformation initiatives in the three and nine months ended September 30, 2023, respectively, of which $7.7 million and $22.6 million, respectively, are recorded in "Selling, general and administrative expenses" and $0.1 million and $0.2 million, respectively, are included in "Cost of sales" in the Consolidated Statements of Operations. Costs totaling $7.0 million and $18.7 million were incurred in the three and nine months ended September 30, 2022, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

INDEX
Restructuring, asset impairment charges and the net losses and gains on sale of property and equipment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$—	$—	$7.3	$—
Costs associated with exited operations - Enid	0.1	0.1	0.3	0.7
Costs associated with closing Tacoma	—	—	—	0.8
Total restructuring related charges	0.1	0.1	7.6	1.5

Asset impairment charges:
Other impairment charges	—	0.4	0.8	3.4
Total asset impairment charges	—	0.4	0.8	3.4

Loss (gain) on sale of property and equipment, net
Loss (gain) on sale of property and equipment, net	0.4	(0.4)	(3.1)	(0.4)
Total loss (gain) on sale of property and equipment, net	0.4	(0.4)	(3.1)	(0.4)

Restructuring, impairment and other asset charges, net	$0.5	$0.1	$5.3	$4.5

Restructuring charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$0.1	$0.1	$0.4	$1.5
Corporate and Other	—	—	7.2	—
Total restructuring related charges	$0.1	$0.1	$7.6	$1.5

Impairment charges by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$—	$0.4	$—	$2.5
Corporate and Other	—	—	0.8	0.9
Total impairment charges	$—	$0.4	$0.8	$3.4

Net losses and gains on sale of property and equipment by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Infrastructure Solutions	$0.4	$(0.4)	$(3.0)	$(0.4)
Corporate and Other	—	—	(0.1)	—
Total loss (gain) on sale of property and equipment, net	$0.4	$(0.4)	$(3.1)	$(0.4)

Restructuring charges accrued, but not paid, were $0.2 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively.

INDEX
In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million of restructuring related charges during the three months ended March 31, 2022 in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million as held for sale in its Consolidated Balance Sheets as of December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

Additional restructuring costs of $0.1 million and $0.3 million were incurred during the three and nine months ended September 30, 2023, respectively, for the Company's exited oil and gas drilling product lines produced at its former Enid, Oklahoma ("Enid") location. Costs of $0.1 million and $0.7 million were incurred during the three and nine months ended September 30, 2022, respectively. An impairment charge of $0.4 million was incurred during the third quarter of 2022 to record certain land and building assets held for sale at fair value less costs to sell.

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

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations, of which $5.2 million and $0.3 million were recorded in the first and second quarters of 2023, respectively. The related recovery of $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations, of which $0.8 million and $0.2 million were recorded during the first and second quarters of 2023, respectively.

During the second quarter of 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor, which had been prepaid, would not be recovered. Impairment charges of $2.1 million were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the nine months ended September 30, 2022. An additional $0.8 million and $0.9 million of impairment charges were incurred related to abandoned in-process internally developed software that was determined to be impaired during the nine months ended September 30, 2023 and 2022, respectively.

Note 12. (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is determined by dividing "Net (loss) income attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share includes the dilutive effect of common stock equivalents, consisting of restricted stock units, performance stock units and stock held in the Company's deferred compensation programs, using the treasury stock method. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

INDEX
The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Denominator:
Denominator for basic earnings per common share	22,746,783	22,837,314	22,709,238	22,824,028
Effect of dilutive securities	—	79,002	66,920	108,178
Denominator for diluted earnings per common share	22,746,783	22,916,316	22,776,158	22,932,206

Antidilutive securities excluded from the calculation of diluted earnings per share	67,408	124,229	9,345	32,218

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

INDEX
Executive Summary

Highlights of our financial results for the three months ended September 30, 2023 as compared to the same period of the prior year include the following:

•Net sales were $303.1 million, a decrease of 3.8%

•Gross profit was $69.6 million, an increase of 6.3%

•Income from operations decreased 373.7% to a loss of $5.2 million

•Net income attributable to Astec decreased $7.3 million to a loss of $6.6 million

•Diluted loss per share was $0.29, a decrease of $0.32

•Backlog of $614.7 million, a decrease of 36.6% as compared to September 30, 2022

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

Total costs of $7.8 million and $22.8 million were incurred related to these strategic transformation initiatives in the three and nine months ended September 30, 2023, respectively, of which $7.7 million and $22.6 million, respectively, are recorded in "Selling, general and administrative expenses" and $0.2 million included in "Cost of sales" in the Consolidated Statements of Operations. Costs totaling $7.0 million and $18.7 million were incurred in the three and nine months ended September 30, 2022, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, as of September 30, 2023, we have capitalized $28.1 million in deferred implementation costs associated with the ERP implementation that are being amortized ratably over the remaining contract term, of which $3.0 million and $25.1 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets, respectively.

Tacoma Site Closure – In January 2021, we announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. The Tacoma facility's land, building and certain equipment assets of $15.4 million were included in "Assets held for sale" in the Consolidated Balance Sheets as of December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. We recorded a $3.4 million gain for the sale of these assets in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

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

Management continually reviews our organizational structure and operations to ensure they are optimized and aligned with achieving our near-term and long-term operational and profitability targets. In connection with this review, in February 2023, we

INDEX
implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations, of which $5.2 million and $0.3 million were recorded in the first and second quarters of 2023, respectively. The related recovery of $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations, of which $0.8 million and $0.2 million were recorded during the first and second quarters of 2023, respectively.

37 BP Litigation – On October 5, 2023, a jury rendered a verdict against our Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of our dealers. Based on the jury verdict, a loss for this matter has been determined to be probable in a range between $6.4 million and $18.1 million, inclusive of attorneys' fees and prejudgment interest. A loss contingency of $6.4 million was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing our best estimate of the loss. See Note 8, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this matter.

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

Backlog represents the dollar value of orders for equipment and parts which are expected to be recognized in net sales in the future. Orders are contractually binding purchase commitments from customers, which are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog is not a measure defined by U.S. GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. In addition, our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period and there is no guarantee that our backlog will be converted to net sales.

Backlog levels provide management and investors additional details of committed orders that are expected to convert to future net sales. Management uses backlog information for capacity and resource planning as well as to monitor inventory levels in our facilities relative to expected future net sales.

Our $614.7 million backlog of orders as of September 30, 2023 continues to remain strong. The backlog of orders decreased $354.3 million, or 36.6%, compared to $969.0 million as of September 30, 2022. The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to continue to normalize from the historically high levels we have experienced in recent years largely based on supply chain stabilization. Macroeconomic factors such as higher inflation and increased interest rates, among other factors, may also influence future customer spending. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

Federal funding provides a significant portion of all highway, street, roadway and parking construction in the United States. As federal highway funding programs have consistently been in place for several decades, we believe that these funding programs provide stability in the purchasing decisions of our customers by allowing them to plan and execute longer-term projects with federal legislation in place over a multi-year period. The U.S. government enacted the Infrastructure Investment and Jobs Act ("IIJA") in November 2021 as a replacement for the prior program. The IIJA allocates $548 billion in government spending to new infrastructure over the five-year period concluding in 2026, with certain amounts specifically allocated to fund highway and bridge projects. We believe that multi-year highway programs (such as the IIJA) have a positive impact on the domestic road construction industry.

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix and, to a lesser extent, concrete as surface choices for roads and highways. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices had declined from the peak prices in 2022, throughout 2023 they have remained at relatively high levels. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil

INDEX
prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, including current international conflicts, we anticipate that oil prices will remain at relatively high levels throughout the remainder of 2023 and into 2024.

Steel is a major component of our equipment. Driven by supply constraints, steel prices increased throughout the prior year, stabilizing at historically high levels at the end of 2022. Steel prices have softened slightly in 2023 and are expected to be maintained at these regulated levels through the remainder of 2023 and into 2024. During 2022, we observed a slowing in market demand and reduced lead times as buyers were responding to recessionary pressures and restricted their purchases to near-term needs. Lead times increased during the first quarter of 2023 driven by stronger demand, however, have moderated to a consistent rate as the prior year. We anticipate that steel demand will remain relatively strong through the balance of 2023 and into 2024, driven by the IIJA domestically and impacted by international production capacity. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

We actively manage our global supply chain for any identified constraints and volatility. Supply chain constraints experienced in prior periods have eased recently, however, lead times for certain key supplies remain elongated. We continue to focus on identifying and qualifying alternative suppliers wherever possible, to help alleviate any lagging or potential future challenges in our supply chain. We also continually monitor potential future supply costs and availability in an effort to proactively address challenges that might occur.

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

Results of Operations

Net Sales

Net sales for the third quarter of 2023 were $303.1 million compared to $315.2 million for the third quarter of 2022, a decrease of $12.1 million, or 3.8%. The decrease in net sales was primarily driven by net unfavorable changes in the volume, pricing and mix of sales that generated decreases in (i) equipment sales of $9.4 million, (ii) used equipment sales of $4.1 million and (iii) service and equipment installation revenue of $0.8 million. These decreases were partially offset by an increase in parts and component sales of $2.1 million. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2023 would have been $1.1 million higher had third quarter 2023 foreign exchange rates been the same as third quarter 2022 rates.

Net sales for the first nine months of 2023 were $1,001.0 million compared to $924.6 million for the first nine months of 2022, an increase of $76.4 million, or 8.3%. The increase in net sales was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increases in (i) equipment sales of $46.6 million, (ii) service and equipment installation revenue of $22.9 million and (iii) parts and component sales of $12.6 million. These increases were partially offset by a decrease in other revenue of $3.1 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers and used equipment of $2.9 million. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2023 would have been $7.9 million higher had the first nine months of 2023 foreign exchange rates been the same as the first nine months of 2022 rates.

Domestic sales for the third quarter of 2023 were $229.6 million, or 75.8% of consolidated net sales, compared to $249.4 million, or 79.1% of consolidated net sales, for the third quarter of 2022, a decrease of $19.8 million, or 7.9%. Domestic sales decreased primarily due to (i) $17.7 million lower equipment sales, (ii) $3.2 million lower used equipment sales and (iii) $1.7 million lower service and equipment installation revenue. These decreases were partially offset by an increase in parts and components sales of $2.7 million.

Domestic sales for the first nine months of 2023 were $797.3 million, or 79.7% of consolidated net sales, compared to $732.3 million, or 79.2% of consolidated net sales, for the first nine months of 2022, an increase of $65.0 million, or 8.9%. Domestic sales increased primarily due to (i) $36.5 million higher equipment sales, (ii) $20.3 million higher service and equipment

INDEX
installation revenue and (iii) $14.0 million higher parts and component sales. These increases were partially offset by a decrease in other revenue of $3.0 million, which was primarily driven by higher utilization of our interest subsidy programs offered to certain of our dealer customers, and lower used equipment sales of $2.6 million.

International sales for the third quarter of 2023 were $73.5 million, or 24.2% of consolidated net sales, compared to $65.8 million, or 20.9% of consolidated net sales, for the third quarter of 2022, an increase of $7.7 million, or 11.7%. International sales increased primarily due to higher equipment sales of $8.3 million and service and equipment installation revenue of $0.9 million partially offset by lower used equipment sales of $0.9 million.

International sales for the first nine months of 2023 were $203.7 million, or 20.3% of consolidated net sales, compared to $192.3 million, or 20.8% of consolidated net sales, for the first nine months of 2022, an increase of $11.4 million, or 5.9%. International sales increased primarily due to higher (i) equipment sales of $10.1 million and (ii) service and equipment installation sales of $2.6 million.

Gross Profit

Gross profit for the third quarter of 2023 was $69.6 million, or 23.0% of net sales, as compared to $65.5 million, or 20.8% of net sales, for the third quarter of 2022, an increase of $4.1 million, or 6.3%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated $17.2 million higher gross profit. These increases were also partially offset by the impact of inflation on materials, labor and overhead of $10.5 million and manufacturing inefficiencies of $2.6 million due in part to increased warranty program costs.

Gross profit for the first nine months of 2023 was $241.7 million, or 24.1% of net sales, as compared to $193.1 million, or 20.9% of net sales, for the first nine months of 2022, an increase of $48.6 million, or 25.2%. The increase was primarily driven by the net favorable volume, pricing and mix of $90.1 million and $2.3 million of gross profit generated by an acquired business. These increases were partially offset by the impact of inflation on materials, labor and overhead of $35.0 million and manufacturing inefficiencies of $8.8 million due in part to the effects of lower tenured production staff associated with the turnover experienced in the prior year and increased warranty program costs partially offset by the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.8 million, or 17.0%, to $74.3 million, or 24.5% of net sales, for the third quarter of 2023, compared to $63.5 million, or 20.1% of net sales, for the third quarter of 2022 primarily due to (i) a $6.4 million loss contingency recorded related to the 37 BP litigation, (ii) increased net payroll and employee benefit costs of $4.1 million, which was largely driven by general employee cost increases and higher annual incentive compensation costs of $1.7 million, partially offset by reduced health insurance costs of $1.8 million, (iii) $1.3 million increased consulting and project costs and (iv) $0.7 million increased costs related to our strategic transformation program. These increases were partially offset by lower amortization and research and development expenses of $0.9 million, respectively.

Selling, general and administrative expenses increased $22.3 million, or 12.1%, to $206.7 million, or 20.6% of net sales, for the first nine months of 2023, compared to $184.4 million, or 19.9% of net sales, for the first nine months of 2022 primarily due to (i) increased net payroll and employee benefit costs of $8.4 million, which was largely driven by general employee cost increases and higher annual incentive compensation costs of $2.9 million, partially offset by lower share-based compensation expense of $3.4 million mainly related to the recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 and reduced health insurance costs of $2.1 million, (ii) a $6.4 million loss contingency recorded related to the 37 BP litigation, (iii) $3.9 million of increased costs related to our strategic transformation program, (iv) $2.9 million of higher exhibit and promotional costs primarily due to the ConExpo industry trade show held once every three years, (v) $2.8 million increased consulting, prototype and project costs and (vi) incremental expenses associated with the acquisition of MINDS of $1.1 million. These increases were partially offset by lower amortization expense of $2.9 million and reduced acquisition and integration related costs of $1.9 million primarily associated with the acquisition of MINDS.

INDEX
Restructuring, Impairment and Other Asset Charges, net

Restructuring, asset impairment charges and the net losses and gains on sale of property and equipment for the three and nine month periods ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$—	$—	$7.3	$—
Costs associated with exited operations - Enid	0.1	0.1	0.3	0.7
Costs associated with closing Tacoma	—	—	—	0.8
Total restructuring related charges	0.1	0.1	7.6	1.5

Asset impairment charges:
Other impairment charges	—	0.4	0.8	3.4
Total asset impairment charges	—	0.4	0.8	3.4

Loss (gain) on sale of property and equipment, net
Loss (gain) on sale of property and equipment, net	0.4	(0.4)	(3.1)	(0.4)
Total loss (gain) on sale of property and equipment, net	0.4	(0.4)	(3.1)	(0.4)

Restructuring, impairment and other asset charges, net	$0.5	$0.1	$5.3	$4.5

See Note 11, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $2.4 million and $6.4 million was incurred in the three and nine months ended September 30, 2023, respectively, as compared to $0.6 million and $1.6 million in the three and nine months ended September 30, 2022, respectively, primarily related to higher outstanding borrowings on our revolving credit facility.

Other (Expenses) Income, net

Other (expenses) income, net was $0.5 million for the first nine months of 2023 compared to an expense of $1.8 million for the first nine months of 2022, an increase of $2.3 million primarily due to the change in net foreign currency transaction gains and losses.

Income Tax

Our income tax benefit for the third quarter of 2023 was $0.6 million compared to an income tax expense of $0.7 million for the third quarter of 2022. Our effective income tax rate was 8.5% for the third quarter of 2023 compared to 58.3% for the third quarter of 2022. The income tax benefit for the three months ended September 30, 2023 as compared to expense in the same period in 2022 was primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

Our income tax expense for the first nine months of 2023 was $6.5 million, reflecting a 25.7% effective tax rate, compared to $0.8 million expense, reflecting a 53.3% effective tax rate, for the first nine months of 2022. The income tax expense for the nine months ended September 30, 2023 was higher compared to the same period in 2022 primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net discrete tax benefit related to a research and development credit.

Backlog

The backlog of orders as of September 30, 2023 was $614.7 million compared to $969.0 million as of September 30, 2022, a decrease of $354.3 million, or 36.6%. Domestic backlog decreased $302.1 million, or 37.2%, and international backlog

INDEX
decreased $52.2 million, or 33.4%, respectively. The backlog decreased $165.0 million to $435.2 million in the Infrastructure Solutions segment and decreased $189.4 million to $176.9 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and increased $0.1 million to $2.6 million.

The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We expect backlog levels to continue to normalize from the historically high levels we have experienced in recent years largely based on supply chain stabilization. Macroeconomic factors such as higher inflation and increased interest rates, among other factors, may also influence future customer spending. Furthermore, as a result of such macroeconomic factors, we are actively monitoring orders from our high-volume dealers for potential modifications, push-outs or cancellations. Additionally, we are focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

Segment Net Sales - Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2023	2022
Infrastructure Solutions	$190.8	$201.9	$(11.1)	(5.5)%
Materials Solutions	110.5	111.8	(1.3)	(1.2)%
Corporate and Other	1.8	1.5	0.3	20.0%

Infrastructure Solutions

Sales in this segment were $190.8 million for the third quarter of 2023 compared to $201.9 million for the same period in 2022, a decrease of $11.1 million, or 5.5%. The decrease was primarily driven by net unfavorable changes in the volume, pricing and mix of sales that generated decreased (i) equipment sales of $9.0 million, (ii) used equipment sales of $3.5 million and (iii) service and equipment installation revenue of $1.6 million. These decreases were offset by higher parts and component sales of $3.1 million.

Domestic sales for the Infrastructure Solutions segment decreased $12.3 million, or 7.4%, for the third quarter of 2023 compared to the same period in 2022 primarily due to decreased (i) equipment sales of $11.5 million, (ii) used equipment sales of $3.2 million and (iii) service and equipment installation sales of $1.6 million. These decreases were partially offset by an increase in parts and component sales of $4.0 million.

International sales for the Infrastructure Solutions segment increased $1.2 million, or 3.4%, for the third quarter of 2023 compared to the same period in 2022 primarily due to increased equipment sales of $2.5 million partially offset by decreased parts and component sales of $0.9 million.

Materials Solutions

Sales in this segment were $110.5 million for the third quarter of 2023 compared to $111.8 million for the same period in 2022, a decrease of $1.3 million, or 1.2%. The decrease was primarily driven by net unfavorable changes in the volume, pricing and mix of sales that generated decreased parts and component sales and used equipment sales of $1.0 million and $0.6 million, respectively. These decreases were partially offset by an increase in service and equipment installation revenue of $0.8 million.

Domestic sales for the Materials Solutions segment decreased by $7.4 million, or 9.0%, for the third quarter of 2023 compared to the same period in 2022, primarily driven by decreased equipment sales and parts and component sales of $5.9 million and $1.3 million, respectively.

International sales for the Materials Solutions segment increased $6.1 million, or 20.7%, for the third quarter of 2023 compared to the same period in 2022 primarily due to increased equipment sales and service and equipment installation sales of $5.4 million and $0.9 million, respectively.

INDEX
Segment Net Sales - Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2023	2022
Infrastructure Solutions	$638.8	$609.0	$29.8	4.9%
Materials Solutions	354.6	312.9	41.7	13.3%
Corporate and Other	7.6	2.7	4.9	181.5%

Infrastructure Solutions

Sales in this segment were $638.8 million for the first nine months of 2023 compared to $609.0 million for the same period in 2022, an increase of $29.8 million or 4.9%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased service and equipment installation revenue of $20.7 million and parts and component sales of $11.5 million. These increases were partially offset by decreased used equipment sales of $2.5 million.

Domestic sales for the Infrastructure Solutions segment increased $29.8 million or 5.9% for the first nine months of 2023 compared to the same period in 2022 primarily due to increased service and equipment installation sales of $20.2 million and increased parts and component sales of $13.5 million. These increases were partially offset by a decrease in used equipment sales of $2.6 million.

International sales for the Infrastructure Solutions segment were consistent for the first nine months of 2023 compared to the same period in 2022.

Materials Solutions

Sales in this segment were $354.6 million for the first nine months of 2023 compared to $312.9 million for the same period in 2022, an increase of $41.7 million, or 13.3%. The increase was primarily driven by net favorable changes in the volume, pricing and mix of sales that generated increased new equipment sales and service and equipment installation revenue of $42.2 million and $2.0 million, respectively. These increases were partially offset by decreased other revenue of $3.6 million, which was primarily driven by increased utilization of our interest subsidy programs offered to some of our dealer customers.

Domestic sales for the Materials Solutions segment increased by $33.3 million, or 14.6%, for the first nine months of 2023 compared to the same period in 2022, driven by increased new equipment sales of $35.8 million. This increase was partially offset by decreased other revenue of $3.4 million, which was primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment increased $8.4 million, or 9.9%, for the first nine months of 2023 compared to the same period in 2022 primarily due to increased new equipment sales of $6.4 million and service and equipment installation revenue of $2.0 million.

Corporate and Other

Corporate and Other sales are generated from our controls and automation business. Sales were $7.6 million for the first nine months of 2023 compared to $2.7 million for the same period in 2022, an increase of $4.9 million, or 181.5%. The increase was primarily related to net incremental sales from MINDS during the first quarter of 2023. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

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

INDEX
Segment Operating Adjusted EBITDA - Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2023	2022
Infrastructure Solutions	$16.5	$17.6	$(1.1)	(6.3)%
Materials Solutions	8.3	13.1	(4.8)	(36.6)%
Corporate and Other	(14.4)	(14.2)	(0.2)	(1.4)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $16.5 million for the third quarter of 2023 compared to $17.6 million for the same period in 2022, a decrease of $1.1 million, or 6.3%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from the impact of higher inflation on materials, labor and overhead costs of $6.8 million and increased selling, general, administrative and other net costs of $4.8 million, primarily due to higher personnel related costs. These decreases were partially offset by the impact of favorable pricing net of unfavorable volume/mix that generated $10.5 million higher gross profit.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $8.3 million for the third quarter of 2023 compared to $13.1 million for the same period in 2022, a decrease of $4.8 million, or 36.6%. The decrease in Segment Operating Adjusted EBITDA between periods resulted primarily from increased selling, general, administrative and other net costs of $7.8 million, primarily driven by a $6.4 million loss contingency recorded related to the 37 BP litigation and higher personnel related costs, and the impact of higher inflation on materials, labor and overhead costs of $3.7 million. These decreases were partially offset by the impact of favorable pricing net of unfavorable volume/mix that generated $7.2 million higher gross profit.

Segment Operating Adjusted EBITDA - Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2023	2022
Infrastructure Solutions	$70.5	$49.9	$20.6	41.3%
Materials Solutions	41.9	34.8	7.1	20.4%
Corporate and Other	(33.5)	(36.3)	2.8	7.7%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $70.5 million for the first nine months of 2023 compared to $49.9 million for the same period in 2022, an increase of $20.6 million, or 41.3%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $59.1 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $22.2 million, (ii) increased selling, general and administrative costs of $13.5 million, primarily due to $10.3 million higher personnel related costs, $2.6 million increased consulting, prototype and project costs and $1.1 million of increased exhibit and promotional costs related to the ConExpo industry trade show and (iii) manufacturing inefficiencies of $3.1 million, partially offset by the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $41.9 million for the first nine months of 2023 compared to $34.8 million for the same period in 2022, an increase of $7.1 million, or 20.4%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable net volume, pricing and mix that generated $32.5 million higher gross profit. These increases were partially offset by (i) the impact of higher inflation on materials, labor and overhead costs of $12.8 million, (ii) increased general and administrative costs of $8.9 million, primarily due to a $6.4 million loss contingency recorded related to the 37 BP litigation and $1.2 million higher personnel related costs and (iii) manufacturing inefficiencies of $3.7 million due in part to increased warranty program costs.

Corporate and Other

Corporate and Other operations had net expenses of $33.5 million for the first nine months of 2023 compared to $36.3 million for the first nine months of 2022, a decrease of $2.8 million, or 7.7%. The decrease in expenses was primarily driven by an

INDEX
incremental $1.5 million of profit contributed by MINDS during the first quarter of 2023 and $2.4 million of lower general and administrative expenses, primarily associated with employee related costs including the recovery of share-based compensation expense related to awards forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 partially offset by increased health insurance costs. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of September 30, 2023, our total liquidity was $196.9 million, consisting of $71.3 million of cash and cash equivalents available for operating purposes and $125.6 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $34.0 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

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

We had $122.0 million in outstanding borrowings under the Credit Facilities as of September 30, 2023. Our outstanding letters of credit totaling $2.4 million decreased borrowing availability to $125.6 million under the revolving credit facility as of September 30, 2023. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our domestic working capital needs. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with the financial covenants of the Credit Facilities as of September 30, 2023. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in 2023 to be significantly higher than in prior years.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of September 30, 2023, open purchase obligations totaled $222.5 million, of which $145.5 million are expected to be fulfilled within the remainder of 2023.

We estimate that our capital expenditures will not exceed $35 million for the year ending December 31, 2023, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash used in operating activities	$(18.8)	$(56.8)
Net cash used in investing activities	(3.9)	(45.0)
Net cash provided by (used in) financing activities	30.8	(8.4)
Effect of exchange rates on cash	(0.3)	(3.4)
Increase (decrease) in cash, cash equivalents and restricted cash	7.8	(113.6)
Cash, cash equivalents and restricted cash, end of period	$73.8	$20.8

Net cash used in operating activities

Net cash used in operating activities decreased by $38.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to higher net income of $18.1 million and reduced net cash usages for our operating assets and liabilities of $12.2 million. The net cash usages for our operating assets and liabilities were mainly driven by decreased inventory purchases in 2023 of $39.2 million and the timing of payments on trade accounts payables of $18.2 million, partially offset by decreased customer deposits of $29.3 million associated with lower backlog and the timing of collections on trade accounts receivables $19.2 million.

Net cash used in investing activities

Net cash used in investing activities decreased by $41.1 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023 and the net cash used to acquire MINDS in the second quarter of 2022 for $17.8 million.

Net cash provided by (used in) financing activities

Our financing activities provided net cash of $30.8 million during the nine months ended September 30, 2023 as opposed to a net cash use of $8.4 million during the nine months ended September 30, 2022, primarily due to increased borrowings net of repayments of $33.6 million and share repurchases of $6.1 million in the third quarter of 2022.

Dividends

We paid quarterly dividends of $0.13 and $0.12 per common share to shareholders in the third quarter of 2023 and 2022, respectively.

Share Repurchases

As announced in a Form 8-K filing on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of September 30, 2023, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended September 30, 2023; however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets increased to $746.3 million as of September 30, 2023 from $696.4 million as of December 31, 2022, an increase of $49.9 million, or 7.2%, due primarily to increases of $56.7 million in inventory, $7.8 million in cash, cash equivalents and restricted cash and $7.6 million in trade receivables and contract assets. These increases were partially offset by the sale of our Tacoma site previously recorded as "Assets held for sale" for $15.4 million and a decrease in prepaid assets of $5.5 million.

Our total current liabilities increased to $282.2 million as of September 30, 2023 from $274.0 million as of December 31, 2022, an increase of $8.2 million, or 3.0%, due primarily to increases of $9.1 million in accrued employee related liabilities, $7.1 million in accounts payable and $4.8 million in accrued product warranty. These increases were partially offset by an $8.9 million decrease in customer deposits, a $2.5 million decrease in short-term debt and a $2.3 million decrease in other current liabilities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years beginning in 2023. During the first quarter of 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States. During the second quarter of 2023, we implemented the ERP at Corporate and one manufacturing site. During the third quarter of 2023, we implemented the consolidations and reporting module.

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

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 2, 2023	/s/ Rebecca A. Weyenberg
Rebecca A. Weyenberg Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2023	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)