Form 10-K
period 2023-12-31
ASTEC INDUSTRIES INC
filed 2024-02-28
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $717.3 million based upon the closing sales price as reported on the Nasdaq National Market System.
As of February 23, 2024, there were 22,743,379 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTEC INDUSTRIES, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS

Our Company

We design, engineer, manufacture, market and service equipment and components used primarily in asphalt and concrete road building and related construction activities, as well as other products discussed below. Our products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. We also offer industrial automation controls and telematics platforms as well as manufacturing certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; commercial and industrial burners; and combustion control systems.

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

Corporate Strategic Objectives

In late 2023, management refreshed our OneASTEC Vision: To build industry changing solutions that create life-changing opportunities. Our strategic pillars are aligned to support our Vision and are focused on our employees, our customers and our innovation.

Empowered, Enabled and Engaged Employees

We strive to develop empowered, enabled and engaged employees by providing competitive compensation and benefits, offering professional and technical skills development opportunities and maintaining a focus on safety. In addition, we leverage the following initiatives, among others, to enhance our employee experience:

•Reinforcing our OneASTEC business model through development of common platforms to unite and strengthen the integration of our global business.
•Establishing a performance culture through consistent execution with a focus on our OneASTEC operating model.
•Streamlining operational excellence processes that embed continuous improvement into our manufacturing processes.
•Providing life changing learning and development opportunities.

Customer Focused

We believe that a strong focus on customers across the Astec organization drives our Vision. Specific actions we are taking to strengthen and maintain our focus on our customers include:

•Strengthening our capabilities to deliver an enhanced aftermarket experience that best meets our customers' needs while creating scalable growth.
•Driving commercial and operational excellence and providing innovative solutions to strengthen our relationships with customers and dealers while maintaining our market leadership positions.
•Simplifying our product offerings and production processes through the development of a rationalized global product portfolio executed through manufacturing centers of excellence.
•Identifying opportunities to strengthen our global presence in attractive new markets, supplement our current product offerings or accelerate technologies or other enhancements that leverage our existing product portfolio to better meet our customers' needs either through strategic acquisition, partnerships or organic growth.
•Enhancing quality, parts availability and customer connectivity through Astec Digital.

Industry Changing Innovation

We have a legacy of industry changing innovation that has been instrumental to our success for over 50 years. We are continuing to build on that legacy by:

•Focusing on innovation with a new product development approach that increases our market competitiveness over time.
•Leveraging technology and digital connectivity to enhance the customer experience through controls and automation and other technologies.

•Developing the Astec Digital Ecosystem to enable customers to leverage our entire product portfolio and associated data.

Strategic Transformation Program

We are undergoing a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will support our focus on our employees, our customers and innovation initially through the conversion of our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will also provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes to operate as OneASTEC. We materially completed the ERP global design in 2022, launched the human capital resources module in our locations in the United States in January 2023 and converted the operations of one manufacturing site along with Corporate during the second quarter of 2023 to set the foundation before accelerating the implementation at additional sites in 2024 and 2025.

Additionally, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We continued these capital investments during 2023, which were largely completed as of December 31, 2023. Gross margin improvements are expected to be realized in conjunction with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

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

The Corporate and Other category consists primarily of our parent company, Astec Insurance Company ("Astec Insurance" or the "captive"), our captive insurance company, and Astec Digital, our controls and automation business including the MINDS Automation Group, Inc. business acquired in April 2022, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments.

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

Infrastructure Solutions Segment

Overview

The Infrastructure Solutions segment designs, engineers, manufactures and markets a complete line of asphalt and concrete plants, components and ancillary equipment as well as asphalt road construction equipment, industrial thermal systems, land clearing, recycling and other heavy equipment.

The Infrastructure Solutions segment was operated from the following sites in 2023:

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

Products and Services

The primary products produced and services provided by the Infrastructure Solutions segment include:

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

As the backbone of road infrastructure development, asphalt and concrete mixing plants play a crucial role in the construction industry. We have been at the forefront of introducing groundbreaking innovations that have reshaped the landscape of asphalt and concrete production since our inception. A typical asphalt mixing plant comprises various components, including heating and storage equipment for liquid asphalt, cold feed bins for aggregate blending, a counter-flow continuous dryer drum, an emissions control baghouse, hot storage bins and a control house. In 1979, we introduced the concept of high plant portability, revolutionizing asphalt plants. The current generation features six or more portable components designed for easy transportation between construction sites. This innovation can serve to significantly reduce relocation expenses and operational interruptions.

Our Portable Self-Erect Cement Bins for the concrete industry provide low-profile mobile cement storage and ship pre-wired and pre-plumbed for quick setup. Customized concrete plants are engineered to fit within job site constraints across a wide range of concrete production applications.
Our patented water injection warm mix asphalt system stands out as a revolutionary advancement. This system allows the preparation and placement of asphalt mix at lower temperatures, resulting in substantial emissions reduction during paving and load-out. Unlike previous technologies, our multi-nozzle device eliminates the need for costly additives by creating microscopic bubbles through the mixing of water and asphalt cement.

Our burner products find applications across various industries, emphasizing customization for specific applications. From chemical plants to oil-and-gas refineries, offshore platforms, power generation plants and more, our burner products are known for their versatility and adaptability. Certain of our asphalt burner platforms are developed for retrofit applications and offer compatibility with most drum designs. Our investment in combustion technology aims to help customers achieve carbon footprint reduction goals. We offer burners that can use alternative fuels such as renewable natural gas, hydrogen blended natural gas and biomass as opposed to traditional liquid fuels. Our burner portfolio has the ability to achieve the most stringent emissions and efficiency requirements for a variety of projects.

Our mixing plants boast fully automated components, incorporating microprocessor-based and programmable logic control systems for optimal efficiency. As part of our commitment to environmental responsibility, these plants are manufactured to meet or exceed federal and state clean air standards. We offer many products with advanced control technology, including low-emission burners and emissions-control devices like dust collectors, charcoal fume scrubbers and blue smoke systems.

Our horizontal wood grinders, disc and drum chippers, as well as blower trucks and trailers have been diverting green waste from landfills for over 40 years. Horizontal grinders are used to create mulch from green waste for water retention, erosion control and compost for soil amendments. Our new 5710E Horizontal Grinder allows for efficiency gains and higher productivity while also delivering reduced fuel consumption per unit of material produced and safety enhancements during maintenance activities. The 5710E represents a new generation of organic waste reducing machines, diverting low value material away from landfills and turning it into high value saleable product for our customers. Drum chippers create biomass wood chips from un-merchantable wood for energy production, erosion control, playground chips or landscaping. Blower trucks are used for erosion control, landscaping, green roofs and the application of playground chips.

Our pavers are designed for minimal maintenance costs while exceeding road surface smoothness requirements. Our F-Series pavers also feature a significant noise reduction over previous models, efficiency improvements in the cooling and hydraulic systems and an articulating track frame that, in addition to operator comfort, will also further improve the high quality road smoothness reputation of our pavers. The mobile, self-propelled material transfer vehicle, known as the "Shuttle Buggy," allows continuous paving, reducing time and haul trucks required while keeping asphalt mix temperatures consistent to create a smooth, durable finished product.

While our large asphalt plants excel in the North American market, we have designed single-load and single-chassis portable plants tailored for international markets. Our portable asphalt plants offer high production capacity, reclaimed asphalt pavement ("RAP") mixing capabilities and compact, highly mobile designs. The BG-Series is a line of batch plants specifically designed for the global market. The plant features a containerized design which simplifies shipping and transporting the plant. The BG-Series is offered in a variety of production rates to accommodate the smallest jobs to large projects. The BG-Series is capable of utilizing high percentages of RAP and offers the versatility of a batch plant. A number of these plants are operating in various countries around the world.

Our product lines extend beyond asphalt production, encompassing full milling machines, soil stabilizers, patented screeds and concrete production equipment. The new RX-405 Cold Planer is ideal for contractors who need a smaller cold planer with the high productivity that our larger milling machines are known for. This new machine allows for a range of cut widths from two to five feet thanks to a quick-change drum, and tooth changes are made faster with an electric drum indexer. The all new operator station also makes controlling the machine more ergonomic and intuitive. Our concrete plants, known for quick setup, tear-down and reliability, cater to both portable and stationary needs, providing custom-engineered design flexibility.

Focus on Sustainability

We recognize the significance of RAP in new paving applications. Our asphalt plants include a broad spectrum of technologies to reduce the carbon footprint of asphalt production, including dryers and mixers which accommodate production of asphalt mixes with up to 70% recycled material, warm mix systems to reduce emissions and fuel consumption by minimizing production temperatures, electrified liquid storage tanks and heating systems and burners compatible with a variety of alternative fuels.

In 2022, we joined The Road Forward, an initiative by the National Asphalt Pavement Association, with a goal to achieve net zero carbon emissions during asphalt production and construction by 2050. Additionally, our participation in the U.S. Department of Energy's Better Plants program reflects our commitment to reducing energy consumption through technical advice, energy-efficient training and data analysis.

Marketing

We market our products domestically and internationally through direct and dealer support sales staff, domestic and international independent distributors and our international distribution sites in each of our reportable segments.

Asphalt and concrete plants and their related equipment are sold to asphalt or concrete producers, respectively, or domestic and foreign government agencies. Asphalt paving and road building equipment are sold to highway and heavy equipment contractors, utility contractors, commercial and residential paving contractors and governmental agencies, both domestically and internationally. Wood chippers, horizontal grinders and blower trucks are primarily sold to clearing, right of way, forestry and environmental recycling contractors.

Competition

This industry segment faces strong competition in price, service and product performance. The Infrastructure Solutions segment's primary competitors include the following as well as smaller manufacturers, both domestic and international:

Product Categories	Primary Competitors
Asphalt plants and related components	•Asphalt Drum Mixers Inc •Asphalt Equipment Company Inc. dba ALmix •Ammann Group	•Gencor Industries, Inc •Benninghoven (part of Wirtgen Group, a John Deere Company)
Concrete equipment	•ERIE Strayer Company •Stephens Manufacturing	•Vince Hagan Co.
Paving and related equipment	•Bomag (part of Fayat Group) •Caterpillar Paving Products (part of Caterpillar, Inc.) •Dynapac (part of Fayat Group)	•LeeBoy •Vogele (part of Wirtgen Group, a John Deere Company) •Weiler Inc.
Milling equipment	•Bomag (part of Fayat Group) •Caterpillar Paving Products (part of Caterpillar, Inc.) •CMI Roadbuilding	•Dynapac (part of Fayat Group) •Wirtgen Group (a John Deere Company)
Forestry and recycling equipment	•Bandit Industries, Inc. •Diamond Z •Doppstadt	•EDGE Innovate •Tigercat •Morbark (part of Alamo Group)

Backlog

The backlog for the Infrastructure Solutions segment at December 31, 2023 and 2022 was approximately $404.6 million and $567.1 million, respectively.

Materials Solutions Segment

Overview

The Materials Solutions segment designs and manufactures heavy rock processing equipment, in addition to servicing and supplying parts for the aggregate, mining, recycling, ports and bulk handling markets.

The Materials Solutions segment was operated from the following sites in 2023:

Site	Location	Site	Location
AME	Johannesburg, South Africa	Sterling	Illinois, United States
Belo Horizonte	Belo Horizonte, Brazil	Thailand	Bangkok, Thailand
EUG-Franklin Blvd	Oregon, United States	Thornbury	Ontario, Canada
Johannesburg	Johannesburg, South Africa	Yankton	South Dakota, United States
Omagh	Omagh, United Kingdom

The sites within the Materials Solutions segment primarily focus on manufacturing operations with the AME and Thailand sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites. In addition to manufacturing core Materials Solutions products and asphalt plants, Belo Horizonte markets all our products to the Brazilian market. At December 31, 2023, we had an ownership interest of approximately 93% in Belo Horizonte. During the first quarter of 2022, we executed an agreement with the noncontrolling interest holder to acquire their outstanding interest in full. Completion of the transaction is subject to obtaining certain judicial approval in Brazil.

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

Our complete line of primary, secondary, tertiary and quaternary crushers includes jaw crushers, horizontal shaft impactors, vertical shaft impactors, cone crushers and heavy-duty, mining-application crushers. These machines are used to crush large, over-sized material in mining, quarrying, sand and gravel and asphalt/concrete recycling applications. Once the material is crushed to size, it is utilized in a variety of products from road base to golf course sand. We offer cone crushers with both roller-bearing and bushing style cones to fit any customer’s needs. Our newly redesigned FT-Series Mobile Cone Crushers are equipped with updated controls systems, more reliable engines and increased capacity for use in secondary and tertiary crushing applications. Our industry-leading hydraulic-relief jaw crushers offer enhanced safety and easy maintenance. Our crushers are available as individual components, portable wheeled plants and mobile track plants.

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

We design and manufacture a broad range of material and bulk handling products for all production goals. Our material handling products cover many applications and are designed for efficiency and high-capacity material transferring, moving and mixing. Our innovative line of material handling solutions includes radial and telescoping conveyors, truck unloaders, hopper feeders, mobile conveyors, pugmills, ship loaders and unloaders, bulk receptions feeders and stationary conveying systems. Our mobile bulk material handling solutions are designed to handle all free-flowing bulk materials, including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets. Our conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. Additionally, high-capacity rail and barge loading/unloading material handling systems are an important part of our product lines.

We have created our rock breaking equipment line for aggregate, mining, construction and demolition applications, including the demolition and recycling of buildings, bridges and roads. Our comprehensive range of rock breaker boom systems are designed to break oversized material at large gyratories, grizzlies and primary/secondary crushing application sites. These systems include boom-mounted configurations, automatic greasing packages, motor starter panels, joystick controls and easy plant integration.

Focus on Sustainability

We manufacture certain equipment with engines that meet the Environmental Protection Agency ("EPA") Tier 4 Final and the European Stage V emissions standards that are compatible with hydrotreated vegetable oil ("HVO") fuels, a direct drop-in alternative to conventional diesel fuel. While the energy content produced by HVO fuels is less than conventional diesel, HVO fuels offer reduced net carbon emissions with no need for upfront equipment modifications.

Marketing

The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and both domestic and foreign governmental agencies.

Materials Solutions equipment and aftermarket sales and service programs are primarily marketed through an extensive network of dealers via dealer support sales employees, domestic and international independent distributors and our international distribution sites in each of our reportable segments.

Competition

The Materials Solutions segment faces strong competition in price, service and product performance. The Materials Solutions segment's primary competitors include the following as well as smaller manufacturers, both domestic and international:

CDE Group	McCloskey International (part of Metso Outotec Corporation)	Terex Corporation
Deister Machine Company, Inc	McLanahan Corporation	Thor Manufacturing Ltd.
Epiroc	Metso Outotec Corporation	Weir Group
EDGE Innovate	Sandvik Group	Wirtgen Group (a John Deere Company)
Masaba, Inc.	Superior Industries, Inc.

Backlog

At December 31, 2023 and 2022, the backlog for the Materials Solutions segment was approximately $162.7 million and $341.2 million, respectively.

Corporate and Other

The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and the controls and automation business including the MINDS Automation Group, Inc. business acquired in April 2022, collectively, Astec Digital, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites.

Astec Digital is responsible for the development and delivery of the Astec Digital Ecosystem that can enable customers to leverage our product portfolio and associated data into a competitive advantage. Astec Digital products include our industrial automation controls and our telematics platforms. Our focus is to connect all Astec products in the "Rock to Road" value chain and leverage this data and emerging technologies to provide our customers with insight into their operations that can allow them to be more efficient, productive and sustainable.

Common to Both Reporting Segments

The following information applies to both the Infrastructure Solutions and the Materials Solutions reporting segments.

Manufacturing

We manufacture our equipment and related component parts for our products at both our domestic and international facilities. In many cases, we design, engineer and manufacture equipment and component parts to meet the particular needs of individual customers. Our manufacturing operations consist primarily of fabricating steel components and the integration of supplier purchased components, including the assembly and testing of our finished products to ensure that we achieve high quality standards.

Raw Materials

We purchase raw materials, manufactured components and replacement parts for our products from leading suppliers both domestically and internationally. Raw materials used in the manufacture of our products include carbon steel in flat rolled, long products and pipe as well as various types of alloy steel. Our steel suppliers include mills, distributors and other sources. To effectively manage inventory at our manufacturing facilities, we purchase a substantial portion of carbon steel products on a just in time basis. When market dynamics warrant, we strategically and selectively order inventory items beyond a just in time basis. Although raw materials for manufacturing are normally readily available, certain highly customized components may require longer than normal lead times such as engines, gearboxes, hydraulic and electronic systems.

Government Regulations

We are subject to various laws and regulations concerning environmental affairs and employee safety and health in each country that we operate. The EPA, the Occupational Safety & Health Administration ("OSHA") and other local, state and federal agencies have the authority to promulgate regulations that can impact our operations. Local, state and federal regulating agencies have the potential to impose fines and penalties for violations of laws and regulations.

None of our operations are within highly regulated industries. However, the air pollution control equipment we manufacture, principally for hot-mix asphalt plants, must comply with certain performance standards promulgated by the EPA under the Clean Air Act applicable to "new sources" or new plants. We believe our products meet all material requirements of such regulations, applicable state pollution standards and environmental protection laws.

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

Patents and Trademarks

We seek to obtain patents to protect the novel features of our products and processes. Our subsidiaries hold 116 United States patents and 128 foreign patents. Our subsidiaries have 10 United States and 28 foreign patent applications pending.

We have 83 trademarks registered in the United States, including logos for Astec, Carlson Paving, Heatec, KPI-JCI, Peterson Pacific, Power Flame, Roadtec and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, POWER FLAME, ROADTEC and TELSMITH, as well as a number of other product names. We also have 129 trademarks registered in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, the European Union, France, Germany, India, Italy, Kazakhstan, Mexico, New Zealand, Paraguay, Peru, Russia, South Africa, South Korea, Taiwan, Thailand, the United Kingdom, Ukraine, Uruguay and Vietnam. We have 5 United States and 12 foreign trademark registration applications pending.

Engineering and Product Development

We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts are key drivers of our success in the marketplace and dedicate substantial resources to engineering and product development activities including establishing an Innovation Services team. Our Innovation Services team has experts in advanced fields, such as simulation and digital twin creation, who support our development initiatives. In addition, we are focused on innovation in our core products to support the "Rock to Road" value chain.

Seasonality and Backlog

Revenues have historically been strongest during the first, second and fourth quarters with the third quarter typically generating weaker results.

Backlog represents the dollar value of firm orders for equipment, parts and related installation which are expected to be recognized in net sales in the future. Firm orders are signed commitments from customers to complete a purchase for machinery, equipment or parts that is expected to be noncancellable and are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received.

As of December 31, 2023 and 2022, we had a backlog for delivery of products at certain dates in the future of approximately $569.8 million and $912.7 million, respectively. Approximately $323.2 million of the decline in backlog between periods relates to orders from domestic customers.

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

In addition, asphalt and concrete are generally considered competitive products as a surface choice for new roads and highways. A portion of the interstate highway system is surfaced in concrete, but the significant majority of surfaced roads in the U.S. are paved with asphalt. Although concrete is used for some new road surfaces, asphalt is used for most resurfacing. Our customers generally offer both asphalt and concrete surfacing options, and our product portfolio enables us to be a singular provider to our customers for both asphalt and concrete equipment.

Human Capital Resources and Management

Our employees around the world are each guided by our Purpose: Built to Connect, and our Vision: To build industry changing solutions that create life-changing opportunities. Every employee is also guided by our values and our code of business conduct. In everyday work, our employees embody our core values of Safety, Devotion, Integrity, Respect and Innovation. They do so by living our winning behaviors of Open and Honest Communications, Drive Creativity, Customer Driven Innovation and OneASTEC in all they do. We strive to be an employer of choice, attracting and retaining top talent committed to creating a diverse, equitable and inclusive workplace where individuals are respected and valued for their diverse backgrounds and experiences. Through comprehensive compensation and benefits and a focus on safety, we strive to support our employees' overall well-being. Our sites have programs designed to upskill manufacturing employees in the areas specifically required for local production needs. In addition, we partner with national vendors specialized in skilled labor recruitment and many of our sites have relationships with local trade schools and community colleges to attract talent.

We engaged our employees through the Voice of OneASTEC survey in 2022, with 81% of our workforce responding and providing us with valuable feedback. With the strong survey results provided in 2022, we continued our focus during 2023 on the areas of opportunity identified: communication, performance management and change management. We also focused on re-establishing engagement at the site level after a lengthy period of pandemic-related social distancing requirements.

Employee Profile

As of December 31, 2023, we employed 4,322 individuals, including 3,650 employees in the U.S. and Canada. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2023, the functional representation of our employees was as follows: 2,869 were engaged in manufacturing, 366 in engineering, including support staff, and 1,087 in selling, administrative and management functions.

Unions are certified as bargaining agents for approximately two percent of our U.S. direct employees. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 78 of our active U.S. employees are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC on behalf of its local affiliate Local Union No. 11-508-03, with an expiration date of December 11, 2025. Unions also represent approximately seven percent of our employees at our manufacturing facilities outside the U.S. We consider our employee relations to be good.

Compensation and Benefits

As an employer of choice, we provide competitive and robust compensation and benefits. We achieve this by regularly conducting market reviews and adjusting as needed. In addition to salaries, we provide regional programs, which can include annual bonuses, share-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work arrangements, employee assistance programs, tuition assistance and on-site services. In 2023, we announced an increase to our 401(k) employer match beginning in 2024 to further support our employees into retirement. We also implemented parental leave, providing paid time off for our new mothers and fathers.

Health and Safety

Our commitment to safety is integral to our operations, it underscores our dedication to the well-being of our employees, stakeholders, and the communities in which we operate. We hold safety paramount and prioritize a culture of safety that permeates every aspect of our business. Rigorous safety protocols and comprehensive training programs are implemented across all levels of the organization to mitigate risks and promote a safe and healthy environment for our employees.

We continually invest in state-of-the-art safety technologies and regularly review and update our safety procedures to align with industry best practices and regulatory standards. Our Safety Committee, comprised of cross-functional experts, meets regularly to assess and address emerging safety challenges. This collaborative approach ensures that we are proactive in identifying potential hazards and implementing effective preventative measures. Through transparent communication, regular safety audits, and the integration of feedback from employees and regulatory agencies, we strive to maintain the highest standards of safety performance. Our commitment to safety extends beyond our facilities to encompass the entire supply chain, fostering a holistic approach to risk management. We believe that by prioritizing safety, we not only safeguard our workforce but also contribute to the long-term sustainability and success of our business.

We believe in following a proactive approach to identify and mitigate safety issues. As such, our focus is monitoring, assessing and abating leading safety indicators through our Unsafe Work Observation program, thus preventing accidents before they happen or reducing the impact if they do occur. Abatement of safety issues in a timely manner is incentivized through our annual incentive program, which is partially focused on this leading safety metric.

We strive for continual, incremental improvements in our safety program to reduce recordable injuries and lost time each year. During the year ended December 31, 2023, we had zero recordable injuries at five of our manufacturing sites. In 2023, we experienced a 35% decrease in our OSHA Recordable Incident Rate for the year ended December 31, 2023, to 1.27 compared to 1.96 for the year ended December 31, 2022. We continually assess safety risks in order to address issues before accidents happen. Our consistent focus on accountability, standardization of safety policies and continuing education have been instrumental in reducing our overall injury rates. Additionally, we have simplified our communication style and methodology by utilizing picture-based communications where possible to making messaging digestible within 30 seconds or less for numerous safety topics.

Talent Development, Diversity, Equity and Inclusion

Talent and Diversity are key components of our OneASTEC business model. We strive to create an environment that attracts top talent and where high performance is fostered and thrives, continuous learning is engrained, diverse experience is leveraged as a competitive advantage and careers are propelled forward.

We utilized our High Performance Framework process for the second year during 2023 to ensure company-wide alignment to achieve company goals and targets. This model includes values, professional development and cascaded common performance goals.

We provide all employees a wide range of professional development experiences, both formal and informal, at various stages in their careers. During 2023, we offered leadership training to all employees at the supervisor and manager level worldwide. This training focused on building key leadership competencies including leading diverse and inclusive teams. In addition, talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines.

One of our core values - Respect- reflects the behavior we strive to include in every aspect of the way we conduct business. We recognize that our best performance comes when our teams are diverse and inclusive. We continue to define our diversity, equity and inclusion strategy. These efforts touch all levels of our organization including our Board of Directors.

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

The SEC also maintains electronic versions of our reports, proxy and information statements and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov.

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
•changes in regulations;
•availability of credit for customers;
•geopolitical conflicts; and
•general economic and political uncertainty.

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

Governmental funding that is committed or earmarked for federal highway projects is always subject to political decision making that may result in repeal or reduction. Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. Furthermore, the presidential and congressional elections in November 2024 could alter legislative priorities and have a material impact on government funding of infrastructure projects.

The cyclical nature of our industry and the product mix of the equipment we sell may cause adverse fluctuations to our revenues and operating results.

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

Changes in interest rates and the lack of credit and third-party financing arrangements for our customers could reduce demand for our products.

Throughout 2022 and 2023, global interest rates increased substantially from historically low levels, which had facilitated low financing costs for construction projects. Periods of rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products, make it more difficult for customers to cost-effectively secure financing to fund the purchase of new equipment or our customers' ability to repay obligations to us. Our customers’ inability to secure financing for projects on attractive terms could result in the delay, cancellation or downsizing of new purchases which could adversely affect our sales.

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

In 2023, international sales represented approximately 19.0% of our total sales as compared to 20.4% in 2022. We plan to continue increasing our already significant sales and production efforts in international markets. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations and general economic and political conditions in the countries we do business, which are typically more volatile than the U.S. and more vulnerable to geopolitical conditions. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to anti-bribery, privacy regulations and anti-boycott provisions. We incur meaningful costs complying with these laws and regulations. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

Our ability to understand our customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand as we expand into additional international markets, could significantly affect our business results.

Our ability to match new product offerings to diverse global customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in Europe, Asia, Africa, the Middle East and Latin America. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on our business.

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

Additionally, our international sales involve some level of export from the U.S., either of components or completed products. Policies and geopolitical events affecting exchange rates could adversely affect the demand for construction equipment in many areas of the world. Further, any strengthening of the U.S. dollar or any other currency of a country in which we manufacture our products and/or any weakening of local currencies can increase the cost of our products in foreign markets. Irrespective of any effect on the overall demand for construction equipment, the effect of these changes can make our products less competitive relative to local producing competitors or other non-U.S. competitors and, in extreme cases, can result in our products not being cost-effective for customers. As a result, our international sales and profit margins could decline.

Manufacturing and Operations Risks

Our profitability may be negatively affected by changes in the availability and price of certain parts, components and raw materials.

We require access to various parts, components and raw materials at competitive prices in order to manufacture our products. Changes in the availability and price of these parts, components and raw materials (including steel) have changed significantly and rapidly at times. The availability and price of such items are affected by factors like demand, changes to international trade policies that may result in additional tariffs, duties or other charges, freight costs, global pandemics, shipping and container constraints and labor shortages and costs, each of which can significantly increase the costs of production. Due to price competition in the market for construction equipment and certain infrastructure products which have longer contract to completion cycles, we may not be able to recoup increases in these costs through price increases for our products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including the price of competing products and the nature of our customers' orders. Further, we rely on a limited number of suppliers for steel and certain other raw materials, parts and components in the manufacturing process. Disruptions or delays in supply or significant price increases from these suppliers could adversely affect our operations and profitability, including our ability to convert our backlog and net sales. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities, as well as disruptions and equipment-related issues.

We currently maintain a broad network of distribution and manufacturing facilities throughout the U.S. as well as internationally. Any widespread disruption to our facilities resulting from fire, earthquake, weather-related events (such as tornadoes, hurricanes, flooding and other storms), an act of terrorism, geopolitical conflicts or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Additionally, the equipment and management systems necessary for our manufacturing operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

The OneASTEC business model was designed to better set strategic direction, define priorities and improve overall operating performance. Coupled with our strategic pillars that are aligned to focus on our employees, our customers and our innovation, the OneASTEC business model is centered around continuous improvement. Our future success is partly dependent upon successfully executing and realizing performance improvements, revenue gains, cost savings and other benefits from our initiatives. It is possible that we may not fully realize, or sustain, the expected benefits from the OneASTEC business model. Furthermore, the implementation of the OneASTEC initiatives will result in an increase in near-term expenses and may negatively impact operational effectiveness and employee morale.

As an innovative leader in the industries in which we operate, we occasionally undertake the engineering, design, manufacturing, construction and installation of equipment systems and technologies that are new to the market, which could result in our realization of significantly reduced or negative margins and/or a responsibility to reimburse the customer for financial losses, including, but not limited to, the possible refund of the purchase price.

Designing and developing innovative equipment and technologies to function as expected is inherently difficult and significant design phase, field testing and redesign costs are often incurred in connection with such design and development activities. The design and development phase requires meaningful lead time before a product is ready for market, which often requires a significant investment in potentially new technologies and manufacturing techniques to evolve our existing products and introduce new products prior to realizing any revenues associated with such improved or new products. This also requires us to anticipate changing customer demands. Our success depends on our ability to invest in new technologies and manufacturing techniques to continue to meet those changing demands. If we are unable to accurately anticipate such customer demands, we will likely incur losses associated with such product development.

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

From time to time, we may divest of or wind down certain business activities, product lines, and/or perform other organizational restructuring projects in an effort to reduce costs and streamline operations. Such activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees, customers or suppliers. If these activities are not completed in a timely manner, anticipated cost savings, synergies and efficiencies are not realized, business disruption occurs during the pendency of or following such activities or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, results of operations and financial condition.

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

As of December 31, 2023, we were in compliance with the financial covenants contained in our credit agreement. However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants. If such violations occur, our creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding and requiring cash collateral to support outstanding letters of credit. As of December 31, 2023, we had outstanding borrowings of $72.0 million and an additional $3.3 million in letters of credit outstanding under the credit agreement. We may also borrow additional amounts under the credit agreement in the future. Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom have entered into their own independent loan agreements with the same lenders to our credit agreement as well as with other lending institutions.

We are subject to income taxes in the United States and certain foreign jurisdictions, and changes to the tax codes, effective tax rates and accounting principles related thereto could negatively impact our results of operations.

We are subject to income taxes in the United States and other jurisdictions. Our results of operations could be adversely affected by, among other things, changes in the effective tax rates in the U.S. and foreign jurisdictions, a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing tax rates, changes in tax laws or treaties, including the global implementation of a minimum tax under Pillar 2 of the Organization for Economic Co-Operation and Development's Base Erosion and Profit Shifting Pillar 2 rules and related changes in generally accepted accounting principles.

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

Goodwill is subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that impairment may have occurred). Other intangible assets are subject to impairment assessments if conditions exist that indicate the carrying value may not be recoverable. At October 1, 2023, we performed a qualitative assessment of goodwill impairment, and our testing indicated no impairment had occurred at any of our four reporting units. A decrease in our market capitalization, profitability or negative or declining cash flows increases the risk of goodwill or other intangible asset impairments. Future impairment charges could have a material adverse impact on our results of operations and shareholders' equity.

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

We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We believe that as our activities increase and change in character, additional experienced personnel will be required to implement our OneASTEC business model. Competition for such personnel is intense, and we cannot assure that they will be available when required, or that we will have the ability to attract and retain them. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. There is no assurance that we will be able to retain our existing management personnel or to attract additional qualified personnel when needed.

Furthermore, we have had recent leadership changes and transitions involving our senior leadership team, including our Chief Executive Officer, Group Presidents of both of our Infrastructure Solutions and Materials Solutions segments and General Counsel, as previously announced. Such leadership changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

Our business operations are dependent upon the ability of our new employees to learn their new roles.

In connection with the recent leadership changes noted above and our strategic initiatives, we have replaced, redirected or hired many employees in key functions, including in important management roles. Any significant management change involves inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as these new employees learn their roles and gain necessary experience. It is important to our success that these new employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully operate our business segments, financial plans, marketing and other objectives could be significantly impaired.

Legal, Regulatory and Compliance Risks

We are subject to an ongoing risk of product liability claims and other litigation arising in the ordinary course of business.

We manufacture heavy machinery, which is used by our customers at excavation and construction sites, ports and inland terminals and on high-traffic roads. Any defect in or improper operation of our equipment can result in personal injury and death, and damage to or destruction of property, any of which could cause product liability claims to be filed against us. The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim. We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. In addition, insurance coverage is increasingly expensive, contains more stringent terms and may be difficult to obtain in the future.

We are subject to significant governmental regulation and if we fail to comply with such regulation or if we become subject to increased regulation, we may incur significant costs related to penalties, remedial measures or increased compliance requirements.

We are subject to various risks related to conducting business domestically and internationally which encompass a wide range of government regulations including but not limited to: the U.S. Foreign Corrupt Practices Act, other anti-corruption laws, regulations administered by U.S. Customs and Border Protection, the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control and various non-U.S. government entities, including applicable import and export control regulations and customs requirements, imposition by the U.S. and foreign governments of additional taxes, tariffs, economic sanctions on countries, entities or persons, embargoes, or other restrictions on trade, currency exchange regulations and transfer pricing regulations. We are also subject to potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or transact with, and their diplomatic relations with the U.S. Accordingly, we are at risk to comply with complex international laws and regulations that may change unexpectedly, differ or conflict with laws in other countries in which we conduct business. While we maintain compliance programs to help ensure compliance with such regulations, there is no assurance that we will be effective in complying with all such regulations. Failure to comply with such regulations could subject us to criminal and civil penalties, disgorgement and other sanctions, remedial measures, legal expenses and reputational damage, all of which could have an adverse impact on our business, financial condition, results of operations and liquidity.

In addition, certain of our equipment is subject to rules limiting emissions and other climate related rules and regulation. Several of our products contain components that must comply with environmental, health and safety laws or regulations, including performance standards, promulgated by the EPA and other state regulatory agencies. These performance standards may change or become more stringent in the future. In addition, we may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation or accord. Changes in these requirements could also cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could also impact operations of our suppliers and customers. In addition, we may incur material costs or liabilities in connection with other regulatory requirements applicable to our business, including, for example, state regulation of our component equipment, the accuracy of weights and measures and the maximum weight transportable on highways and roads.

Environmental, Social and Governance risks could adversely affect our reputation and shareholder, employee, customer and third party relationships and may negatively affect our stock price.

As a public company, we face increased public and investor scrutiny related to Environmental, Social and Governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly or meet any commitments that we may set in a number of areas, such as diversity, equity and inclusion, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. In 2023, we published our first Corporate Sustainability Report, which includes information about our ESG activities and may result in increased investor, media and employee attention to such initiatives. If our ESG efforts are negatively perceived, our reputation and stock price may suffer. Moreover, compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require us to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

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

We hold numerous patents covering technology and applications related to many of our products and systems, as well as numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing or future patents or trademarks may not adequately protect us against infringements, and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications, if any, may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. We may need to spend significant resources monitoring and enforcing our intellectual property rights and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results. Additionally, if our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products.

Information Technology and Cybersecurity Risks

Our operations may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon our information technology systems to run critical functions, including accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operations as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins or similar disruptions affecting the global Internet. In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security or disruption in their systems could impair our ability to operate effectively. Such disruptions, delays, problems or associated costs relating to our systems or those of our significant customers, suppliers or third-party providers could have a material adverse effect on our operations, operating results and financial condition.

Security breaches and other disruptions to our information technology infrastructure amid a general worldwide increase in threats and more sophisticated and targeted cybercrime could compromise our and our customers' and suppliers' information, which could expose us to liability and damage our reputation.

In the ordinary course of business, we rely upon information technology networks and systems to process, transmit and store electronic information and to manage or support a variety of business functions, including supply chain, manufacturing, distribution, invoicing and collection of payments. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of customers and suppliers, as well as personally identifiable information of customers and employees, in data centers and on information technology networks. The secure operation of these networks and the processing and maintenance of this information is critical to our business operations and strategy. We have experienced cybercrime in the past and, while we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersecurity attack could be successful in breaching the measures and procedures designed to protect our systems. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, financial losses from remedial actions, loss of business or potential liability and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have not experienced any material losses relating to cybercrime or other information security breaches to date, there can be no assurance that we will not suffer such significant losses in the future. Moreover, as the cybersecurity landscape continues to evolve, the costs associated with our cybersecurity measures and procedures may increase significantly. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses that we may suffer and may result in increased cost or impact the future availability of coverage.

We may not be able to successfully implement our strategic transformation initiatives, including our new enterprise resource planning system.

We have launched a multi-year phased implementation of a standardized ERP system across our global organization, which will replace our existing disparate core financial systems. The upgraded ERP will convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes to operate as OneASTEC. An implementation of this scale is a major financial undertaking and has, and will continue to, require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to our new ERP could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP and processes have matured. Furthermore, we may incur higher than anticipated costs in connection with our ERP implementation, which could adversely impact our results of operations and financial condition. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have developed and implemented a comprehensive cybersecurity strategy and risk management program that is informed by the following key elements:

•Periodic cybersecurity program maturity assessments to evaluate the overall controls, processes, skills and platforms leveraged to assess, identify and manage material risks from cybersecurity threats.
•Periodic Business Impact Assessments ("BIAs") of key business processes and services that enable us to identify sensitive and critical aspects of the business, the impact of operational disruptions to those processes and services and the sensitivity of the data leveraged in those processes and services.
•An external assessment of the cybersecurity risks associated with our operations.

We utilize internal information technology resources for the primary aspects of our cybersecurity program. Our internal team is supported by external service providers and consultants as needed.

To minimize the risk to our core systems, we utilize well established enterprise-grade cloud service providers for our management and operational functions. We review Service Organization Control Type 2 audit report results from each of these service providers to ensure that their programs meet our requirements.

To reduce the risk that we are materially impacted by a cybersecurity incident, we employ a multi-layered defense approach to cybersecurity leveraging people, controls, tools and automated/monitored platforms to support the detection and response to cybersecurity incidents. We also have a cybersecurity incident response plan that outlines the steps we will take to respond to a cybersecurity incident, which is tested on a periodic basis.

Finally, we conduct cybersecurity training and awareness programs for relevant employees and periodically conduct tabletop exercises leveraging actual scenarios to validate and improve our cybersecurity incident response plan and ensure that our management has a thorough understanding of and experience executing their roles and responsibilities if a cybersecurity incident were to occur.

Our cybersecurity strategy and risk management program is a component of our overarching enterprise risk management program and interfaces with other functional areas within the Company, including our business segments, legal, risk, human resources and internal audit departments.
While we have experienced cybersecurity incidents in the past, we do not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business or financial condition. However, there can be no assurance that we will not suffer a significant event in the future that could materially affect our business, financial position, results of operations or cash flows. For more information on how cybersecurity risk may materially affect our business, financial positions, results of operations or cash flows, please refer to Part I, Item 1A. Risk Factors hereof.

Governance

Our Board of Directors has primary responsibility for evaluating cybersecurity risk management, overseeing our major cybersecurity risk exposures and the steps management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk, as well as oversight of compliance related to legal and regulatory exposure.

The management positions responsible for assessing and managing cybersecurity risks include our Director of Cybersecurity and our Chief Information Officer ("CIO"), who reports directly to our CFO. Our CIO is responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy. Our CIO and Director of Cybersecurity have over 19 and 20 years, respectively, of cybersecurity oversight experience. Our CIO previously served as CIO for a New York Stock Exchange listed manufacturing company prior to joining the Company. Additionally, our Director of Cybersecurity has experience developing and implementing cybersecurity programs for multiple manufacturing firms.

As part of our defined cybersecurity policies and cybersecurity incident response plan, management is regularly updated on the status of the execution of our cybersecurity strategy and daily operations of the program. This includes regular reporting and evaluation of all cybersecurity incidents, not only those that may be deemed material.

Our CIO, supported by our Director of Cybersecurity provides quarterly reports to the Board, which, generally includes:

•Our cybersecurity risk profile;
•Any changes to our cybersecurity strategy;
•Status of the execution of the cybersecurity strategy; and
•Summary of any non-material cybersecurity incidents that have occurred over the past quarter, including the nature, impact and resolution of incidents.

In the event of a material cybersecurity incident, communication to the Board is provided pursuant to our cybersecurity incident response plan.

ITEM 2. PROPERTIES

As of December 31, 2023, our manufacturing, warehouse and office facilities total approximately 3.3 million square feet of space globally. We believe all properties to be well maintained and adequate for present use, with sufficient capacities for current needs as our business is presently conducted. As we continue to optimize our global footprint, we may identify properties or expansion opportunities at existing locations that provide growth opportunity or determine that certain of our current properties no longer meet our requirements. Such new properties may be leased or purchased, and current properties may be modified, sold, leased or utilized in another manner.

Our corporate headquarters are in owned offices located in Chattanooga, Tennessee. Additional administrative offices are located inside and outside the United States.

The following table lists the principal locations (defined as greater than 20,000 square feet) that are owned or leased by us, as denoted, and which are utilized in our continuing business operations:

Location	Segment	Facility Type/Use	Approximate Square Feet
United States
Chattanooga, Tennessee (1)	Infrastructure Solutions	Manufacturing/rebuild, offices, training center, warehouse and storage	1,352,384
Yankton, South Dakota	Materials Solutions	Manufacturing, warehouse and offices	344,995
Eugene, Oregon	Materials Solutions	Manufacturing and offices	140,300
Eugene, Oregon	Infrastructure Solutions	Manufacturing and offices	135,920
Burlington, Wisconsin	Infrastructure Solutions	Manufacturing and offices	112,100
Prairie du Chien, Wisconsin	Infrastructure Solutions	Manufacturing	100,336
Parsons, Kansas	Infrastructure Solutions	Manufacturing and offices	91,600
Blair, Nebraska	Infrastructure Solutions	Manufacturing and offices	90,813
Sterling, Illinois	Materials Solutions	Manufacturing and offices	67,500
Rossville, Georgia	Infrastructure Solutions	Manufacturing	40,500
Chattanooga, Tennessee (1)	Corporate and Other	Offices and hangar	37,006
West Columbia, South Carolina (1)	Infrastructure Solutions	Distribution center	20,400

International
Johannesburg, Gauteng, South Africa	Materials Solutions	Manufacturing and offices	229,000
Omagh, County Tyrone, United Kingdom (2)	Materials Solutions	Manufacturing and offices	205,000
Vespasiano, Minas Gerais, Brazil	Materials Solutions	Manufacturing and offices	132,400
Thornbury, Ontario, Canada	Materials Solutions	Manufacturing and offices	60,500
Acacia Ridge, Queensland, Australia	Infrastructure Solutions	Offices, service, light fabrication, warehouse and storage	36,000
Marieville, Quebec, Canada (1)	Infrastructure Solutions	Manufacturing, warehouse, offices and storage	27,495
St-Bruno, Quebec, Canada (1)	Infrastructure Solutions	Warehouse and offices	21,800
(1) These facilities are partially leased.
(2) Includes a manufacturing facility expansion that was completed during December 2023.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq National Market under the ticker symbol "ASTE". As of February 23, 2024, there were 242 holders of record of our common stock.

Dividend Policy

We paid cash of $11.8 million and $11.2 million for dividends in 2023 and 2022, respectively. The following table details dividends paid per share during 2023 and 2022:

(in dollars)	2023	2022
First Quarter	$0.13	$0.12
Second Quarter	0.13	0.12
Third Quarter	0.13	0.12
Fourth Quarter	0.13	0.13
Total	$0.52	$0.49

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

Performance Graph

The stock performance graph below is intended to show our stock performance compared with that of comparable companies. The stock performance graph compares the cumulative five-year total return provided to shareholders of Astec Industries, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index, our broad equity market comparative index, and the S&P 600 SmallCap Industrials index.

The graph assumes that the value of an investment in our common stock, in the Russell 2000 index and in the S&P 600 SmallCap Industrials index was $100 on December 31, 2018 and assumes reinvestment of all dividends as well as the relative performance of each through December 31, 2023.

250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
Dollars
2018
2019
2020
2021
2022
2023
Astec Industries, Inc.
Russell 2000
S&P 600 SmallCap Industrials

	December 31,
(in dollars)	2018	2019	2020	2021	2022	2023
Astec Industries, Inc.	100.00	140.92	196.27	236.43	140.32	130.06
Russell 2000	100.00	125.49	150.50	172.74	137.40	160.59
S&P 600 SmallCap Industrials	100.00	129.64	145.16	182.75	165.57	218.29

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act" and Part I, Item 1A. Risk Factors for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. A similar discussion of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us."

Business Overview

We design, engineer, manufacture, market and service equipment and components used primarily in asphalt and concrete road building and related construction activities, as well as certain other products. Our products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. We also offer industrial automation controls and telematics platforms as well as manufacture certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; commercial and industrial burners; and combustion control systems.

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

Executive Summary

Highlights of our financial results as of and for the year ended December 31, 2023 as compared to the prior year include the following:

•Net sales were $1,338.2 million, an increase of 5.0%

•Gross profit was $330.8 million, an increase of 25.3%

•Income from operations increased $41.1 million to $48.6 million

•Net income attributable to Astec increased $33.6 million to $33.5 million

•Diluted earnings per share were $1.47, an increase of 100.0%

•Backlog of $569.8 million, a decrease of 37.6%

Significant Items Impacting Financial Results in 2023

Strategic Transformation Program

We are undergoing a multi-year phased implementation of a standardized enterprise resource planning ("ERP") system across our global organization, which will replace much of our existing disparate core financial systems. The upgraded ERP will initially convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees. We materially completed the ERP global design in 2022, launched the human capital resources module in our locations in the United States in January 2023 and converted the operations of one manufacturing site along with Corporate during the second quarter of 2023 to set the foundation before accelerating the implementation at additional sites in 2024 and 2025. We anticipate incurring total costs associated with the ERP implementation in the range of $125 to $150 million, with an estimated $25 to $30 million incurred per year which began in 2022.

In addition, in the first quarter of 2022, a lean manufacturing initiative at one of our largest sites was initiated and is expected to drive improvement in gross margin at that site. We substantially completed the design efforts for this project during 2022. We also began executing investments to acquire and install manufacturing equipment intended to drive increased efficiencies in our production processes. We have continued these capital investments during 2023, which are largely completed as of December 31, 2023. Gross margin improvements are expected to be realized in conjunction with the project completion in early to mid-2024. This improvement is intended to serve as the optimal blueprint for our other manufacturing facilities.

Total costs of $29.7 million were incurred related to these strategic transformation initiatives in 2023, of which $29.4 million and $0.3 million are recorded in "Selling, general and administrative expenses" and "Cost of sales", respectively, in the Consolidated Statements of Operations. Costs totaling of $25.5 million and $13.4 million were incurred in 2022 and 2021, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Capitalized

implementation costs associated with the ERP implementation totaled $30.6 million, of which $3.3 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2023. Capitalized implementation costs totaled $17.8 million, of which $1.2 million and $16.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2022. Amortization of these capitalized implementation costs totaled $1.9 million during 2023, which is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Tacoma Site Closure

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

Leadership Change and Overhead Restructuring

As previously announced on January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated and he was succeeded by Mr. Jaco van der Merwe. In accordance with the terms of Mr. Ruffalo's separation agreement, we recorded $1.8 million of restructuring costs during the first quarter of 2023 related to the modification of Mr. Ruffalo's equity awards as well as third-party transition support costs in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Management continually reviews our organizational structure and operations to ensure they are optimized and aligned with achieving our near-term and long-term operational and profitability targets. In connection with this review, in February 2023, we implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, impairment and other asset charges, net" and the related recovery of $1.0 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the year ended December 31, 2023.

37 BP Litigation

On October 5, 2023, a jury rendered a verdict against our Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019. On December 19, 2023, a judgment was issued in the amount of $7.9 million (the “Judgment”) which takes into account credit for settlement amounts of all other defendants in this case. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of our dealers. Based on the jury verdict, we recorded a loss contingency of $6.4 million in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss at that time. During the fourth quarter of 2023, the loss contingency was increased $1.5 million based on the Judgment to a total of $7.9 million for the year ended December 31, 2023. See Note 16, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of this matter.

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

Backlog represents the dollar value of firm orders for equipment, parts and related installation which are expected to be recognized in net sales in the future. Firm orders are signed commitments from customers to complete a purchase for machinery, equipment or parts that is expected to be noncancellable and are included in backlog when we are in receipt of an executed contract and any required deposits or security and have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog is not a measure defined by accounting principles generally accepted in the United States of America ("U.S. GAAP"), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. In addition, our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period and there is no guarantee that our backlog will be converted to net sales.

Backlog levels provide management and investors additional details of committed orders that are expected to convert to future net sales. Management uses backlog information for capacity and resource planning as well as to monitor inventory levels in our facilities relative to expected future net sales.

Our $569.8 million backlog of orders as of December 31, 2023 continues to remain strong. The backlog of orders decreased $342.9 million, or 37.6%, compared to $912.7 million as of December 31, 2022. The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We have experienced a reduction in new order intake and expect backlog to continue to decline primarily from our dealer customers as macroeconomic factors such as inflation and increased interest rates, among other factors, influence spending patterns. In addition, our shorter production lead times allow for customers to place orders closer to when the equipment delivery is desired. We are also focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix and, to a lesser extent, concrete as surface choices for roads and highways. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices had declined from the peak prices in 2022, throughout 2023 they have remained at relatively high levels. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, including ongoing international conflicts, we anticipate that oil prices will remain at relatively high levels throughout 2024.

Steel is a major component of our equipment. Steel prices stabilized at historically high levels at the end of 2022 and have held relatively steady at these levels throughout 2023, with increases in the first half of the year offset by price declines in the second half. We anticipate that steel prices will remain at relatively high levels throughout 2024. Lead times increased during the first quarter of 2023 driven by stronger demand, followed by a normalization in the second half of the year before falling late in the year due to price increases announced by both domestic and international mills. We anticipate that steel demand will remain relatively stable in 2024, driven by the IIJA domestically and impacted by international production capacity. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

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

In addition, while we have continued to experience shortages of necessary production personnel in certain markets, we have seen a slight easing in the tight labor market. Higher labor costs to attract staff in our manufacturing operations are continuing to be at elevated levels, and increases are expected to continue into 2024. We continue to adjust our production schedules and manufacturing workload distribution, provide comprehensive training, outsource components, implement efficiency improvements and actively modify our recruitment process and compensation and benefits to attract and retain production personnel in our manufacturing facilities.

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

Results of Operations: 2023 vs. 2022

Net Sales

Net sales increased $63.7 million, or 5.0%, to $1,338.2 million in 2023 from $1,274.5 million in 2022. The increase in net sales was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in (i) equipment sales of $29.9 million, (ii) service and equipment installation revenue of $27.9 million and (iii) parts and component sales of $14.5 million. These increases were partially offset by decreased used equipment sales of $5.6 million. Sales reported by our foreign subsidiaries in U.S. dollars for 2023 would have been $8.1 million higher had foreign exchange rates been the same as the 2022 rates.

Domestic sales for 2023 were $1,083.4 million, or 81.0% of net sales, compared to $1,014.3 million, or 79.6% of net sales, for 2022, an increase of $69.1 million, or 6.8%. Domestic sales increased primarily due to increases in (i) equipment sales of $37.0 million, (ii) service and equipment installation revenue of $22.1 million and (iii) parts and components sales of $16.1 million. These increases were partially offset by decreased used equipment sales of $3.1 million.

International sales for 2023 were $254.8 million, or 19.0% of net sales, compared to $260.2 million, or 20.4% of net sales, for 2022, a decrease of $5.4 million, or 2.1%. International sales decreased primarily due to lower equipment sales of $7.1 million partially offset by higher service and equipment installation revenue of $5.8 million.

Gross Profit

Consolidated gross profit for 2023 was $330.8 million, or 24.7% of net sales, as compared to $264.1 million, or 20.7% of net sales, in 2022, an increase of $66.7 million, or 25.3%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated $104.8 million higher gross profit and $2.3 million of gross profit generated by an acquired business. These increases were partially offset by the impact of inflation on materials, labor and overhead of $40.8 million. While manufacturing efficiencies were generated in 2023 primarily due to the impact of cost savings initiatives and favorable inventory adjustments inclusive of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023, such efficiencies were offset by increased warranty costs resulting in relatively consistent manufacturing efficiencies year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2023 were $276.4 million, or 20.7% of net sales, compared to $247.6 million, or 19.4% of net sales, for 2022, an increase of $28.8 million, or 11.6%, primarily due to (i) increased net payroll and employee benefit costs of $13.6 million, which was largely driven by general employee cost increases and higher annual incentive compensation costs of $5.5 million, partially offset by lower share-based compensation expense of $3.8 million mainly related to the recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous Chief Executive Officer ("CEO") and the limited overhead restructuring action implemented in February 2023 and lower health insurance costs of $2.0 million, (ii) a $7.9 million loss contingency recorded related to the 37 BP litigation, (iii) $4.3 million increased consulting, prototype and project costs, (iv) $3.9 million of increased costs related to our strategic transformation program, (v) $2.8 million of higher exhibit and promotional costs primarily due to the ConExpo industry trade show held once every three years and (vi) incremental expenses associated with the acquisition of MINDS Automation Group, Inc. ("MINDS"), of $1.1 million. These increases were partially offset by lower amortization expense of $3.3 million and reduced acquisition and integration related costs of $2.1 million primarily associated with the acquisition of MINDS.

Restructuring, Impairment and Other Asset Charges, Net

Restructuring, asset impairment charges and the net gains on the sale of property and equipment for the years ended December 31, 2023 and 2022 are presented below:

	Years Ended December 31,
(in millions)	2023	2022
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$7.3	$4.4
Costs associated with exited operations - Enid	0.4	1.0
Costs associated with closing Tacoma	—	0.8
Total restructuring related charges	7.7	6.2

Asset impairment charges:
Other impairment charges	1.2	3.5
Total asset impairment charges	1.2	3.5

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(3.1)	(0.7)
Total gain on sale of property and equipment, net	(3.1)	(0.7)

Restructuring, impairment and other asset charges, net	$5.8	$9.0

See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the individual restructuring actions taken and the impairment charges recorded.

Interest Expense

Interest expense of $8.9 million was incurred for the year ended December 31, 2023 as compared to $2.5 million for the year ended December 31, 2022, an increase of $6.4 million, primarily related to higher outstanding borrowings on our revolving credit facility.

Income Tax Provision

Income tax expense for the year ended December 31, 2023 was $9.1 million, reflecting a 21.3% effective tax rate, compared to $5.0 million for the year ended December 31, 2022, reflecting a 113.6% effective tax rate. Our effective tax rates are affected by recurring items which are generally consistent from period to period, as well as discrete items that may occur but are not consistent from period to period.

The item having the most significant impact on the effective tax rate for 2023 is a net benefit of $1.8 million for research and development tax credits. The items having the most significant impact on the effective tax rate for 2022 include discrete tax expense for a foreign valuation allowance of $5.5 million for net operating losses ("NOLs") at our Brazilian subsidiary partially offset by the net benefits of $2.1 million for research and development tax credits and $0.9 million from the foreign derived intangible income deduction. Future utilization of our NOLs and state tax credit carryforwards is evaluated on a periodic basis, and the valuation allowance is adjusted accordingly. There is no guarantee that we will not incur additional valuation allowances to our NOLs.

Backlog

The backlog of orders at December 31, 2023 was $569.8 million compared to $912.7 million at December 31, 2022, a decrease of $342.9 million, or 37.6%. Domestic and international backlogs decreased $323.2 million, or 41.8%, and $19.7 million, or 14.1%, respectively. The backlog decreased $162.5 million to $404.6 million in the Infrastructure Solutions segment and decreased $178.5 million to $162.7 million in the Materials Solutions segment. The Corporate and Other backlog represents our controls and automation business and totaled $2.5 million as of December 31, 2023, a decrease of $1.9 million. The decrease in backlog was driven by 2023 sales delivery outpacing new orders compared to a build of backlog throughout 2022, which was largely due to strong customer demand and logistics and manufacturing throughput disruptions. We have experienced a reduction in new order intake and expect backlog to continue to decline primarily from our dealer customers as macroeconomic factors such as inflation and increased interest rates, among other factors, influence spending patterns. In addition, our shorter production lead times allow for customers to place orders closer to when the equipment delivery is desired. We are also focused on prudent expansion of our production capacity that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

Net Sales by Segment

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Infrastructure Solutions	$878.8	$847.4	$31.4	3.7%
Materials Solutions	$450.0	$422.7	$27.3	6.5%
Corporate and Other	$9.4	$4.4	$5.0	113.6%

Infrastructure Solutions

Sales in this segment were $878.8 million for 2023 compared to $847.4 million for 2022, an increase of $31.4 million, or 3.7%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increased service and equipment installation revenue and parts and component sales of $23.0 million and $15.9 million, respectively. These increases were partially offset by lower new and used equipment sales of $4.4 million and $3.4 million, respectively.

Domestic sales for the Infrastructure Solutions segment increased by $40.0 million, or 5.7%, for 2023 compared to 2022 primarily due to increases in (i) service and equipment installation revenue of $21.9 million, (ii) parts and component sales of $17.4 million and (iii) equipment sales of $3.6 million. These increases were partially offset by lower used equipment sales of $3.1 million.

International sales for the Infrastructure Solutions segment decreased $8.6 million, or 6.0%, for 2023 compared to 2022 primarily due to decreased equipment sales of $8.0 million.

Materials Solutions

Sales in this segment were $450.0 million for 2023 compared to $422.7 million for 2022, an increase of $27.3 million, or 6.5%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increased equipment sales and service and equipment installation revenue of $30.2 million and $4.7 million, respectively. These increases were partially offset by decreased other revenue of $3.9 million primarily driven by increased utilization of our interest subsidy programs offered to some of our dealer customers.

Domestic sales for the Materials Solutions segment increased $27.8 million, or 9.1%, for 2023 compared to 2022 primarily due to increased equipment sales of $32.8 million partially offset by decreased other revenue of $3.7 million primarily driven by increased utilization of our interest subsidy programs offered to certain of our dealer customers.

International sales for the Materials Solutions segment decreased $0.5 million, or 0.4%, for 2023 compared to 2022 primarily due to decreased new and used equipment sales of $2.6 million and $2.2 million, respectively, partially offset by higher service and equipment installation revenue of $4.6 million.

Corporate and Other

Corporate and Other sales are generated from our controls and automation business. Sales were $9.4 million for the year ended December 31, 2023 compared to $4.4 million for the same period in 2022, an increase of $5.0 million, or 113.6%. The increase was primarily related to net incremental sales from MINDS during the first quarter of 2023. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

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

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Infrastructure Solutions	$105.8	$73.0	$32.8	44.9%
Materials Solutions	$50.8	$44.5	$6.3	14.2%
Corporate and Other	$(44.9)	$(46.5)	$1.6	3.4%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $105.8 million for 2023 compared to $73.0 million for 2022, an increase of $32.8 million, or 44.9%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable pricing partially offset by net unfavorable volume and mix that generated $73.8 million higher gross profit and manufacturing efficiencies of $2.8 million. Manufacturing efficiencies were primarily due to the impact of cost savings initiatives and favorable inventory adjustments inclusive of the impact of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023, which were partially offset by operating inefficiencies. These increases to Segment Operating Adjusted EBITDA were partially offset by the impact of higher inflation on materials, labor and overhead costs of $25.5 million and increased selling, general and administrative costs of $18.5 million, primarily due to $15.1 million higher personnel related costs largely driven by general employee cost increases and higher annual incentive compensation costs.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $50.8 million for 2023 compared to $44.5 million for 2022, an increase of $6.3 million, or 14.2%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable pricing that generated $31.7 million higher gross profit. While manufacturing efficiencies were generated in 2023 primarily due to the benefit of cost savings initiatives, such efficiencies were offset by increased warranty program costs and operating inefficiencies resulting in relatively consistent manufacturing efficiencies year-over-year. These Segment Operating Adjusted EBITDA increases were partially offset by the impact of higher inflation on materials, labor and overhead costs of $15.3 million and increased selling, general and administrative costs of $10.9 million, primarily due to a $7.9 million loss contingency recorded related to the 37 BP litigation and $3.0 million of higher personnel related costs.

Corporate and Other

Corporate and Other operations had net expenses of $44.9 million for 2023 compared to $46.5 million for 2022, a decrease of $1.6 million or 3.4%. The decrease in expenses was primarily driven by $2.2 million of lower general and administrative expenses, primarily associated with personnel related costs including the recovery of share-based compensation expense related to awards forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 partially offset by increased technology support costs. Additionally, an incremental $1.5 million of profit was contributed by MINDS during the first quarter of 2023. The MINDS acquisition was completed on April 1, 2022 and results of operations have been consolidated from that date.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of December 31, 2023, our total liquidity was $234.5 million, consisting of $59.8 million of cash and cash equivalents available for operating purposes and $174.7 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $25.1 million of cash and cash equivalents available for operating purposes which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, our strategic transformation initiatives and strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

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

We had $72.0 million and $78.0 million in outstanding borrowings under the Credit Facilities at December 31, 2023 and 2022, respectively. Our outstanding letters of credit totaling $3.3 million decreased borrowing availability to $174.7 million under the revolving credit facility as of December 31, 2023. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our working capital needs. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities at December 31, 2023. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near-term to remain at elevated levels.

Our Brazilian subsidiary maintains a separate term loan for working capital purposes with a bank in Brazil, which is secured by its manufacturing facility.

Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of December 31, 2023, open purchase obligations totaled $177.7 million, of which $153.5 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $25 and $35 million for the year ending December 31, 2024, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$27.8	$(73.9)
Net cash used in investing activities	(12.9)	(53.2)
Net cash (used in) provided by financing activities	(18.3)	60.1
Effect of exchange rates on cash	0.6	(1.4)
Decrease in cash, cash equivalents and restricted cash	(2.8)	(68.4)
Cash, cash equivalents and restricted cash, end of period	$63.2	$66.0

Net cash provided by (used in) operating activities

Our operating activities provided net cash of $27.8 million during 2023 as compared to a net use of $73.9 million in cash during 2022. This increase is primarily due to reduced net cash usages from our operating assets and liabilities of $60.7 million and higher net income reduced by non-cash charges of $41.8 million. The reduced net cash usages for our operating assets and liabilities were mainly driven by the timing of collections on trade accounts receivables $48.5 million and decreased inventory purchases in 2023 of $33.4 million partially offset by the timing of payments on trade accounts payables of $17.8 million and decreased customer deposits of $8.9 million associated with lower backlog.

Net cash used in investing activities

Net cash used in investing activities decreased by $40.3 million during 2023 as compared to 2022 primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023 and the net cash used to acquire MINDS in the second quarter of 2022 for $17.8 million.

Net cash (used in) provided by financing activities

Our financing activities used net cash of $18.3 million during 2023 as opposed to providing net cash of $60.1 million during 2022 primarily due to increased net repayments on borrowings of $89.7 million partially offset by repurchases of stock under our share repurchase program of $10.1 million in 2022 that did not recur.

Financial Condition

Our current assets increased to $719.5 million at December 31, 2023 from $696.4 million at December 31, 2022, an increase of $23.1 million, or 3.3%, due primarily to increased inventories of $62.2 million. This increase was partially offset by decreased trade and other net receivables and contract assets of $20.9 million, the sale of our Tacoma site previously recorded as "Assets held for sale" for $15.4 million and decreased cash, cash equivalents and restricted cash of $2.8 million. Accounts receivable days outstanding decreased from 44.5 in 2022 to 40.7 in 2023.

Our current liabilities increased to $299.0 million at December 31, 2023 from $274.0 million at December 31, 2022, an increase of $25.0 million, or 9.1%, primarily due to increases of $9.7 million in accounts payable, $8.8 million in accrued employee related liabilities and $4.6 million in accrued product warranty.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Application of these principles requires us to make estimates and judgments that affect the amounts as reported in the consolidated financial statements. Accounting policies involving estimates that are critical to our financial statements are described below. These and other accounting policies are more fully described in Note 2, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inventory Valuation: Inventories are valued at the lower of first-in, first-out cost or net realizable value. The most significant component of our inventories is steel. Open market prices are subject to volatility and determine our cost of steel. During periods when open market prices decline, we may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and we reduce the carrying value of these items to their net realizable value. These reductions are determined by management based on estimates, assumptions and judgments made from the information available at that time. We do not believe it is reasonably likely that the inventory values will materially change in the near future.

Product Warranty Reserves: We accrue for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability may be required.

Self-Insurance Reserves: We retain the risk for a portion of our workers' compensation claims and general liability claims by way of a captive insurance company, Astec Insurance. Undiscounted reserves for claims and potential claims related to general liability and workers' compensation are actuarially determined to cover the ultimate cost of each claim based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, we do not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

We are also self-insured for health and prescription claims under our Group Health Insurance Plan for all of our domestic employees. We maintain a reserve for the self-insured health plan that includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but we do not believe it is reasonably likely that the reserve level will materially change in the near future.

Capitalization of Internal Use Software: We capitalize certain software development costs during the application development stage, including those associated with our multi-year phased ERP implementation. These costs include personnel expenses for employees and costs for third-party consulting services which are directly associated with the implementation. Capitalization for each phase ends once the implementation for that phase is substantially complete, at which point the capitalized costs are amortized ratably over the remaining contract term plus any reasonably certain renewal periods. There is judgment involved in estimating the stage of development and the internal costs allocated to the implementation. A change in these estimates could materially impact the amount capitalized, the associated amortization expense in subsequent periods and the amount of expenses recognized in current periods that do not qualify for capitalization.

Goodwill and Other Intangible Assets Impairment: Goodwill is tested for impairment annually on October 1, or more frequently, if events or circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is allocated to, and evaluated for impairment at, four identified reporting units.

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

We performed a qualitative analysis during 2023 on our four reporting units whereby the fair values of each reporting unit exceeded its carrying value and therefore no indicators of impairment existed. As of December 31, 2023 and 2022 the net carrying amount of goodwill was $46.3 million and $45.2 million, respectively. No goodwill impairment charges were recognized in 2023, 2022 or 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

Interest Rate Risk

We are exposed to changes in interest rates, primarily from our Credit Facilities and our international credit facilities and term loan. Our Credit Facilities include a $250.0 million revolving credit facility, which bears interest based on market rates plus an applicable margin as defined in the Credit Agreement. Based on the outstanding balance on our domestic Credit Facilities of $72.0 million as of December 31, 2023, a hypothetical 100 basis point increase in the interest rates would have a $0.7 million impact on our annualized interest expense. We had outstanding Credit Facilities of $78.0 million as of December 31, 2022, a hypothetical 100 basis point increase in the interest rates would have had a $0.8 million impact on our annualized interest expense in 2022. We currently do not hedge variable interest.

Foreign Exchange Risk

We are subject to foreign exchange risk at our foreign subsidiaries that have operations denominated in currencies other than the U.S. dollar. These foreign operations represent 28.8% and 26.9% of total assets at December 31, 2023 and 2022, respectively, and 13.4% and 17.1% of total net sales for the years ended December 31, 2023 and 2022, respectively. Each period, the balance sheets and related results of operations of our subsidiaries that are denominated in non-U.S. dollar currencies are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in our reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in our reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We view our investments in foreign subsidiaries as long-term and do not hedge the net investments in foreign subsidiaries.

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

A 10% fluctuation in foreign exchange rates throughout 2023 would have resulted in an impact of $17.9 million and $0.7 million to "Net sales" and "Net income (loss) attributable to controlling interest", respectively, in our Consolidated Statements of Operations for the year ended December 31, 2023.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Equity

Notes to Consolidated Financial Statements

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Reports of Independent Registered Public Accounting Firms

To the shareholders and the Board of Directors of Astec Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Certain Contracts with Customers – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Certain contracts include terms and conditions pursuant to which the Company recognizes revenue upon the completion of production and, at the request of the customer, stores the equipment at the Company's facilities. Under the terms of such contracts, revenue is recorded upon the customer's assumption of title and risk of ownership and when the Company has a present right to payment. In addition, the equipment is segregated from the Company's inventory, specifically identified as belonging to the customer and is ready for physical transfer to the customer. The Company has not retained any specific performance obligations such that the earnings process is not complete prior to revenue recognition.

We identified the evaluation of terms and conditions in these contracts for the timing of revenue recognition to be a critical audit matter because of the judgment management makes in evaluating such contracts and the impact of such judgment on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of audit effort in performing procedures and evaluating whether terms and conditions in certain contracts and timing of revenue recognition were appropriately identified and evaluated by the Company.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording of revenue from contracts with customers where the equipment is stored at the Company’s facilities included the following, among others:

•We tested the effectiveness of internal controls over management's review to determine whether revenue should be recognized.

•We tested the accuracy and completeness of the completed orders recognized in revenue through physical observation of the equipment stored at the Company’s facilities.

•We selected a sample of completed contracts with customers where the equipment was stored at the Company’s facilities and performed the following procedures for each selection:

–Confirmed contractual terms with third parties, including that the customer has requested the arrangement.

–Obtained and read the customer contract and correspondence to determine whether the Company has a present right to payment.

–Tested management’s determination that the equipment is ready for physical transfer to the customer and management’s identification of the equipment as belonging to the customer.

–Evaluated management’s identification of significant contract terms and the associated timing of revenue recognized in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 28, 2024

We have served as the Company's auditor since 2023.

To the Shareholders and Board of Directors
Astec Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astec Industries, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statement of operations, comprehensive (loss) income, cash flows and equity for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company's auditor from 2015 to 2022.

Atlanta, Georgia
March 1, 2023

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$63.2	$66.0
Investments	5.7	3.9
Trade receivables, contract assets and other receivables, net	152.7	173.6
Inventories	455.6	393.4
Prepaid and refundable income taxes	14.6	15.9
Prepaid expenses and other assets	27.7	28.2
Assets held for sale	—	15.4
Total current assets	719.5	696.4
Property and equipment, net	187.6	173.6
Investments	13.8	15.1
Goodwill	46.3	45.2
Intangible assets, net	16.4	22.5
Deferred income tax assets	37.5	32.1
Other long-term assets	38.2	29.5
Total assets	$1,059.3	$1,014.4
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.1	$0.2
Short-term debt	11.0	9.4
Accounts payable	116.9	107.2
Customer deposits	70.2	69.5
Accrued product warranty	16.5	11.9
Accrued employee related liabilities	44.1	35.3
Accrued loss reserves	2.7	1.9
Other current liabilities	37.5	38.6
Total current liabilities	299.0	274.0
Long-term debt	72.0	78.1
Deferred income tax liabilities	1.1	2.1
Other long-term liabilities	33.5	33.3
Total liabilities	405.6	387.5
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,740,635 in 2023 and 22,624,031 in 2022	4.5	4.5
Additional paid-in capital	138.4	135.8
Accumulated other comprehensive loss	(38.1)	(40.1)
Company stock held by deferred compensation programs, at cost	(0.8)	(1.1)
Retained earnings	549.4	527.8
Shareholders' equity	653.4	626.9
Noncontrolling interest	0.3	—
Total equity	653.7	626.9
Total liabilities and equity	$1,059.3	$1,014.4

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$1,338.2	$1,274.5	$1,095.5
Cost of sales	1,007.4	1,010.4	846.0
Gross profit	330.8	264.1	249.5
Selling, general and administrative expenses	276.4	247.6	227.1
Restructuring, impairment and other asset charges, net	5.8	9.0	2.5
Income from operations	48.6	7.5	19.9
Other expenses, net:
Interest expense	(8.9)	(2.5)	(1.1)
Interest income	2.1	1.0	0.5
Other income (expenses), net	1.0	(1.6)	(5.5)
Income before income taxes	42.8	4.4	13.8
Income tax provision (benefit)	9.1	5.0	(2.1)
Net income (loss)	33.7	(0.6)	15.9
Net (income) loss attributable to noncontrolling interest	(0.2)	0.5	(0.1)
Net income (loss) attributable to controlling interest	$33.5	$(0.1)	$15.8
Per share data:
Earnings per common share - Basic	$1.47	$—	$0.70
Earnings per common share - Diluted	$1.47	$—	$0.69
Weighted average shares outstanding - Basic	22,719,900	22,790,717	22,726,767
Weighted average shares outstanding - Diluted	22,781,369	22,790,717	22,948,632

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$33.7	$(0.6)	$15.9
Other comprehensive income (loss):
Foreign currency translation adjustments	2.1	(7.7)	(2.1)
Change in unrecognized pension and postretirement benefit costs	—	—	3.1
Other comprehensive income (loss)	2.1	(7.7)	1.0
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	0.5	—
Comprehensive income (loss) attributable to controlling interest	$35.5	$(7.8)	$16.9

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$33.7	$(0.6)	$15.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.6	27.9	30.2
Provision for credit losses	1.6	1.2	1.4
Provision for warranties	17.6	12.6	10.9
Deferred compensation (benefit) expense	(0.1)	(0.9)	0.5
Share-based compensation	4.1	6.8	6.0
Deferred tax benefit	(6.4)	(17.1)	(1.3)
Gain on disposition of property and equipment, net	(3.1)	(0.7)	(0.6)
Non-cash curtailment and settlement loss on pension and postretirement benefits, net	—	—	3.2
Asset impairment charges	1.2	3.5	0.2
Amortization of debt issuance costs	0.3	—	—
Distributions to deferred compensation programs' participants	(1.8)	(1.0)	(2.5)
Change in operating assets and liabilities, excluding the effects of acquisitions:
(Purchase) sale of trading securities, net	(0.3)	0.7	(3.1)
Receivables and other contract assets	20.5	(28.0)	(28.4)
Inventories	(63.0)	(96.4)	(51.5)
Prepaid expenses	2.2	(2.8)	(6.2)
Other assets	(12.8)	(16.2)	1.5
Accounts payable	7.7	25.5	29.5
Accrued retirement benefit costs	—	—	(0.1)
Accrued loss reserves	1.4	(0.1)	(1.3)
Accrued employee related liabilities	8.7	4.3	10.0
Other accrued liabilities	(0.8)	2.6	(8.4)
Accrued product warranty	(13.1)	(11.1)	(10.7)
Customer deposits	1.0	9.9	26.5
Income taxes payable/prepaid	3.6	6.0	(14.3)
Net cash provided by (used in) operating activities	27.8	(73.9)	7.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(17.8)	0.1
Price adjustment on prior sale of subsidiary	—	—	(1.1)
Expenditures for property and equipment	(34.1)	(40.7)	(20.1)
Proceeds from sale of property and equipment	20.3	5.7	1.9
Purchase of investments	(1.0)	(1.0)	(1.0)
Sale of investments	1.9	0.6	1.8
Net cash used in investing activities	(12.9)	(53.2)	(18.4)

(Continued)

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Payment of dividends	(11.8)	(11.2)	(10.2)
Proceeds from borrowings on credit facilities and bank loans	240.6	223.0	7.2
Repayments of borrowings on credit facilities and bank loans	(245.8)	(138.5)	(6.2)
Payment of debt issuance costs	—	(1.5)	—
Sale of Company stock by deferred compensation programs, net	0.3	0.2	0.6
Withholding tax paid upon vesting of share-based compensation awards	(1.6)	(1.8)	(3.5)
Repurchase of Company stock	—	(10.1)	—
Net cash (used in) provided by financing activities	(18.3)	60.1	(12.1)
Effect of exchange rates on cash	0.6	(1.4)	(1.1)
Decrease in cash and cash equivalents and restricted cash	(2.8)	(68.4)	(24.2)
Cash, cash equivalents and restricted cash, beginning of period	66.0	134.4	158.6
Cash, cash equivalents and restricted cash, end of period	$63.2	$66.0	$134.4

Supplemental Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$7.0	$1.1	$0.3
Income taxes paid, net	$13.8	$17.7	$10.0

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$1.5	$1.5	$1.4

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.8	$7.3	$1.8

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP, at Cost	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	22,611,976	$4.5	$127.8	$(33.5)	$(1.5)	$543.7	$0.5	$641.5
Net income	—	—	—	—	—	15.8	0.1	15.9
Other comprehensive income (loss)	—	—	—	1.1	—	—	(0.1)	1.0
Dividends ($0.45 per share)	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Issuance of common stock under incentive plan	155,076	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(3.5)	—	—	—	—	(3.5)
Deferred compensation programs' transactions, net	—	—	0.3	—	0.3	—	—	0.6
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net loss	—	—	—	—	—	(0.1)	(0.5)	(0.6)
Other comprehensive loss	—	—	—	(7.7)	—	—	—	(7.7)
Dividends ($0.49 per share)	—	—	0.2	—	—	(11.4)	—	(11.2)
Share-based compensation	—	—	6.8	—	—	—	—	6.8
Issuance of common stock under incentive plan	108,066	0.1	(0.1)	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.8)	—	—	—	—	(1.8)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Share repurchases	(251,087)	(0.1)	—	—	—	(10.0)	—	(10.1)
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	33.5	0.2	33.7
Other comprehensive income	—	—	—	2.0	—	—	0.1	2.1
Dividends ($0.52 per share)	—	—	0.1	—	—	(11.9)	—	(11.8)
Share-based compensation	—	—	4.1	—	—	—	—	4.1
Issuance of common stock under incentive plan	116,604	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.6)	—	—	—	—	(1.6)
Deferred compensation programs' transactions, net	—	—	—	—	0.3	—	—	0.3
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

Description of Business

Astec Industries, Inc. is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures, markets and services equipment and components used primarily in asphalt and concrete road building and related construction activities, as well as other products discussed below. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company's product portfolio includes both asphalt and concrete equipment. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; concrete plants; commercial and industrial burners; and combustion control systems.

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

The Corporate and Other category consists primarily of the parent company, Astec Insurance Company ("Astec Insurance" or the "captive"), a captive insurance company, and Astec Digital, the controls and automation business, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Astec Industries, Inc. and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include excess and obsolete inventory, inventory net realizable value, product warranty obligations, self-insurance loss reserves, capitalization of internal use software, goodwill and other intangible assets impairment and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

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

The Company had $25.9 million in a government money market fund at December 31, 2022, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets. The Company discontinued use of this fund during 2023.

The Company had cash of $3.4 million and $3.2 million at December 31, 2023 and 2022, respectively, that is restricted as to withdrawal or use primarily related to retention guarantees mainly held by its foreign subsidiaries, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

Investments - Investments consist primarily of investment-grade marketable securities. All investments held at December 31, 2023 are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in "Other income (expenses), net" in the Consolidated Statements of Operations. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade-date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

Accounts Receivable - The Company sells products to a wide variety of customers. Accounts receivable are carried at their outstanding principal amounts, less an allowance for credit losses. The Company extends credit to its customers based on an evaluation of the customers' financial condition generally without requiring collateral, although the Company normally requires advance payments or letters of credit on large equipment orders. A portion of the Company's credit risk is limited through credit insurance in certain international jurisdictions.

The Company held notes and other receivables, net totaling $3.4 million and $6.5 million at December 31, 2023 and 2022, respectively in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets.

Allowance for Credit Losses - The Company measures its credit losses on receivables using an expected loss model. The Company currently monitors credit levels and financial conditions of customers on a continuing basis, considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability. An allowance for credit losses is maintained in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on a rolling twelve-month "look-back", specific reserves and an expectation of future economic conditions that might impact customers. The corresponding provision for credit losses is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

The following table represents a rollforward of the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in millions)	2023	2022	2021
Allowance balance, beginning of year	$2.3	$2.3	$1.7
Provision	1.6	1.2	0.7
Write offs	(0.6)	(1.2)	(0.4)
Recoveries and other	—	—	0.3
Allowance balance, end of year	$3.3	$2.3	$2.3

In addition, an allowance for credit losses related to outstanding notes receivables of $0.7 million is included in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets for the years ended December 31, 2023 and 2022.

Inventories - The Company's inventory is comprised of raw materials and parts, work-in-process, finished goods and used equipment.

Raw material and parts inventory comprises purchased steel and other purchased items for use in the manufacturing process or held for sale for the after-market parts business. The category also includes the manufacturing cost of completed equipment sub-

assemblies produced for either integration into equipment manufactured at a later date or for sale in the Company's after-market parts business.

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

One of the most significant components of the Company's inventory is steel. A significant decline in the market price of steel could result in a decline in the market value of the Company's equipment or parts. During periods of significant declining steel prices, the Company reviews the valuation of its inventories to determine if reductions are needed in the recorded value of inventory on hand to its net realizable value.

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

Assets Held for Sale - Assets are classified as held for sale when any ongoing operations have ceased, and the Company has committed to a plan to sell the assets in their current condition at a price that is reasonable in relation to the current fair value of the assets. Assets held for sale are generally expected to be sold within one year of meeting the designation criteria. Upon designation as held for sale, the assets are recorded at the lower of their carrying value or fair value, less costs to sale and related depreciation and amortization is ceased. The held for sale designation and carrying value of assets held for sale is periodically reviewed and adjusted as facts and circumstances indicate that a change may be necessary. As of December 31, 2022, the Company recorded assets held for sale of $15.4 million related to land and building assets of its former site in Tacoma. The sale of these assets was completed in the first quarter of 2023. See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset Charges for additional discussion of the transactions related to these assets.

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

Leases - The Company leases certain real estate, material handling equipment, automobiles and other equipment. The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right-of-use ("ROU") asset equal to the lease liability, subject to certain adjustments, such as prepaid rent. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of December 31, 2023 and 2022, the Company did not have any finance leases.

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

Capitalization of Internal Use Software - Software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage and (iii) the post implementation and operation stage. The Company capitalizes certain software development costs during the application development stage. These costs may include vendor hosted software costs, personnel expenses for employees and costs for third-party consulting services which are directly associated with the software development. Capitalization ends once the implementation is substantially complete, at which point the capitalized costs are amortized ratably over the remaining contract term plus any reasonably certain renewal periods. Software development costs that do not meet the qualification for capitalization are expensed as incurred and recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. If a qualitative assessment indicates that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the Company will perform a quantitative test.

The quantitative goodwill impairment test requires the comparison of the carrying value of the reporting unit's net assets to the fair value of the reporting unit. The Company determines fair values of each reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. This analysis requires significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization, terminal growth rates, the cost of capital, the selection of appropriate guideline companies and related valuation multiples. Management's estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on management's judgment of the rates that would be utilized by a hypothetical market participant. If a quantitative assessment indicates that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a goodwill impairment charge would be recorded.

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

Intangible assets with definite lives are amortized on a straight-line basis over the following estimated useful lives:

Years
Dealer network and customer relationships	8 - 18
Trade names	3
Other	3 - 12

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

Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from the Company's estimates, these estimates will be re-evaluated and adjustments to the estimated warranty liability will be made, if required.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments of $38.1 million and $40.1 million as of December 31, 2023 and 2022, respectively.

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

When sales contain multiple performance obligations, revenue attributable to the sale of a product is recognized when the product is shipped, and the revenue attributable to services provided with respect to the product (such as installation services) is recognized when the service is performed. Consideration is allocated to deliverables using observable market prices from stand-alone performance obligations or a cost plus margin approach when one is not available. Otherwise, the Company uses third-party evidence of selling price or an estimate of the selling price for the deliverables. Sales with multiple performance obligations are evaluated to determine whether revenue related to individual elements should be recognized separately or as a combined unit. In addition to the previously mentioned general revenue recognition criteria, revenue in only recognized on individual delivered elements when there is objective and reliable evidence that the delivered element has a determinable value to the customer on a standalone basis and there is no right of return.

The Company had orders totaling approximately $16.0 million, $20.7 million and $29.3 million in 2023, 2022 and 2021, respectively, on which revenue was recorded over time based upon the ratio of costs incurred to estimated total costs.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon the completion of production and, at the request of the customer, stores the equipment at the Company's facilities. Under the terms of such contracts, revenue is recorded upon the customer's assumption of title and risk of ownership and when the Company has a present right to payment. In addition, the equipment is segregated from the Company's inventory, specifically identified as belonging to the customer and is ready for physical transfer to the customer. The Company has not retained any specific performance obligations such that the earnings process is not complete prior to revenue recognition.

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

Used Equipment Sales - Used equipment is typically obtained by trade-in on new equipment sales or as a separate purchase in the open market. Revenues from the sale of used equipment are recognized upon transfer of control to the customer at agreed upon pricing.

Freight Revenue - The Company records revenues earned for shipping and handling as revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as cost of goods sold concurrently.

Other Revenues - Miscellaneous revenues and offsets not associated with one of the above classifications primarily include floor plan interest reimbursements, extended warranty revenues and rental revenues.

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $1.8 million, $2.1 million and $1.5 million in advertising costs during 2023, 2022 and 2021, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Research and Development - Research and development costs primarily include employee compensation and prototype materials costs related to the development of new products and significant improvements to existing product lines. These costs are expensed as incurred. The Company incurred $22.0 million, $31.5 million and $26.5 million in research and development costs during 2023, 2022 and 2021, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring - The Company continually reviews its organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, significant restructuring actions may be implemented. These actions can include personnel terminations, reorganization efforts to simplify and consolidate the Company's operations or the divestiture of underperforming manufacturing sites or product lines. Employee severance and related termination benefits are primarily based on the Company's employment policies and substantive severance plans. The Company records liabilities related to severance programs when the actions are probable and the amounts are reasonably estimable, which typically is when a restructuring plan has been approved. Additional liabilities may be recorded if a restructuring plan is extended or additional benefits are provided. In the event that affected employees are required to render additional service in order to receive severance benefits at their termination dates, severance costs are measured at the date that benefits are communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Any incremental or recovery of expense related to stock compensation programs are recognized at the end of the employees' service periods. Restructuring costs include any ongoing costs related to exited businesses as such costs are incurred. Contract termination costs, if applicable, are recorded when contracts are terminated. See Note 21, Strategic

Transformation and Restructuring, Impairment and Other Asset Charges for additional discussion of the most recent restructuring actions taken.

Acquisitions - The Company accounts for business combinations using the acquisition method. Accordingly, intangible assets are recorded apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill. Acquisition costs are expensed as incurred and contingent consideration, if applicable, is booked at its fair value as part of the purchase price. See Note 3, Acquisition for additional information on the Company's most recent acquisition.

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. The fair value of the derivative financial instrument is recorded in the Consolidated Balance Sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the Consolidated Statements of Operations in the current period. The Company does not engage in speculative transactions, nor does it hold or issue derivative financial instruments for trading purposes. The weighted average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $12.1 million during the year ended December 31, 2023. The Company reported no derivative assets at December 31, 2023 and nominal derivative assets in "Prepaid expenses and other assets" at December 31, 2022. The Company held $0.1 million of derivative liabilities at December 31, 2023 and nominal derivative liabilities in "Other current liabilities" at December 31, 2022.

The Company recognized, as a component of "Other income (expenses), net", net losses on the change in fair value of derivative instruments of $0.4 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively, and a net gain of $0.8 million for the year ended December 31, 2021. There were no derivatives that were designated as hedges at December 31, 2023 or 2022.

Foreign Currency - Subsidiaries located in Australia, Belgium, Brazil, Canada, France, India, South Africa, and the United Kingdom operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates in effect during the period. The resulting adjustments are presented as a separate component of "Accumulated other comprehensive loss". Foreign currency transaction gains and losses, net are included in "Other income (expenses), net" and amounted to gains of $1.1 million in 2023 and losses of $0.4 million and $1.3 million in 2022 and 2021, respectively.

Earnings Per Share - Basic earnings per share is computed by dividing "Net income (loss) attributable to controlling interest" by the weighted average number of shares outstanding during the reported period. Deferred stock units are fully vested and, as such, are included in basic earnings per share. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock units, performance stock units, related dividend equivalents and stock held in the Company's deferred compensation programs, using the treasury stock method. Potential common shares that have an antidilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2023	2022	2021
Denominator:
Denominator for basic earnings per share	22,719,900	22,790,717	22,726,767
Effect of dilutive securities:
Restricted stock units	31,847	—	150,754
Unvested performance share units	3,144	—	35,747
Deferred compensation programs	26,478	—	35,364
Denominator for diluted earnings per share	22,781,369	22,790,717	22,948,632

Antidilutive securities excluded from the calculation of diluted earnings per share	7,495	255,738	75,451

Related Party Transactions - The Company had no material related party transactions during the years ended December 31, 2023, 2022 and 2021.

Reclassifications and Adjustments - Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

•The Company elected to present other receivables, net of allowance for credit losses in "Trade receivables, contract assets and other receivables, net". These amounts were previously included in a separate financial statement caption in the Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt this guidance on April 1, 2022. The adoption of this new standard did not have a material impact on its financial position, results of operations, cash flows or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax and income tax expense will be required to be disaggregated between domestic and foreign as well as by federal, state and foreign. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures.

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

Acquisition and integration costs incurred were nominal during the year ended December 31, 2023 for this acquisition. Acquisition and integration costs of $1.2 million were expensed as incurred during the year ended December 31, 2022 for this acquisition. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

The following table summarizes the allocations of the total purchase price:

(in millions)	Amount
Cash	$1.5
Trade receivables	2.7
Inventories	0.7
Prepaid expenses and other assets	0.4
Property and equipment	0.2
Goodwill	9.3
Intangible assets	9.3
Other long-term assets	0.5
Total assets acquired	$24.6
Accounts payable	(0.7)
Accrued payroll and related liabilities	(0.8)
Other current liabilities	(1.1)
Deferred income tax liabilities	(2.4)
Other long-term liabilities	(0.3)
Total liabilities assumed	(5.3)
Total purchase price	$19.3

4. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2023	2022
Raw materials and parts	$298.6	$302.9
Work-in-process	87.1	57.3
Finished goods	68.3	32.1
Used equipment	1.6	1.1
Total	$455.6	$393.4

5. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs ("DCP") include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the deferred compensation programs' investments are allocated to individual participants, and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The DCP assets and related offsetting liabilities are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

Financial assets and liabilities are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The inputs used to measure the fair value are identified in the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -	Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.

Level 3 -	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of December 31, 2023 and 2022 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	December 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.2	$—	$4.2
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	3.4	—	3.4
Agency bonds	—	2.5	2.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.0	4.0
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.0	$7.5	$19.5
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	5.5	5.5
Total financial liabilities	$—	$5.6	$5.6

	December 31, 2022
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.4	$—	$4.4
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	5.0	—	5.0
U.S. government securities	0.8	—	0.8
Asset-backed securities	—	5.4	5.4
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.6	$6.4	$19.0
Financial liabilities:
Deferred compensation programs' liabilities	$—	$5.7	$5.7
Total financial liabilities	$—	$5.7	$5.7

6. Investments

The Company's trading securities consist of the following:

	December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.1	$0.2	$0.1	$5.2
Trading debt securities	14.6	—	0.3	14.3
Total	$19.7	$0.2	$0.4	$19.5

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.9	$0.1	$0.7	$5.3
Trading debt securities	14.3	—	0.6	13.7
Total	$20.2	$0.1	$1.3	$19.0

Trading equity investments are valued at their estimated fair value based on their quoted market prices, and trading debt securities are valued based upon a mix of observable market prices and model driven prices derived from a matrix of observable market prices for assets with similar characteristics obtained from a nationally recognized third-party pricing service. Additionally, a significant portion of the trading equity securities are in mutual funds and also comprise a portion of the Company's liability under its DCP. See Note 14, Employee Benefit Plans, for additional information on these investments and the DCP.

Trading debt securities are comprised of marketable debt securities held by Astec Insurance. Astec Insurance has an investment strategy that focuses on providing regular and predictable interest income from a diversified portfolio of high-quality fixed income securities.

7. Goodwill

The Company tests goodwill for impairment annually on October 1, or more frequently should circumstances change or events occur that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. The goodwill impairment test is performed for each of the Company's four reporting units which have goodwill recorded.

Management elected to perform a qualitative assessment for the October 1, 2023 annual impairment analysis, which indicated no impairment at any of its reporting units. This review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The majority of the Company's goodwill was generated on a legacy basis and as a result have fair values that sufficiently exceed their underlying carrying values.

Management performed a quantitative and a qualitative assessment for the annual tests of goodwill impairment performed on October 1, 2022 and 2021, respectively, and concluded that there was no impairment of goodwill.

The Company completed the acquisition of MINDS Automation Group, Inc. during the year ended December 31, 2022, which increased goodwill $9.3 million.

The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the years ended December 31, 2023 and 2022 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Balance, December 31, 2021:
Goodwill	$39.4	$33.2	$—	$72.6
Accumulated impairment losses	(21.8)	(12.2)	—	(34.0)
Net	$17.6	$21.0	$—	$38.6
2022 Activity:
Foreign currency translation	$(0.5)	$(1.6)	$(0.6)	$(2.7)
Acquisitions	—	—	9.3	9.3
Total 2022 activity	$(0.5)	$(1.6)	$8.7	$6.6
Balance, December 31, 2022:
Goodwill	$38.9	$31.6	$8.7	$79.2
Accumulated impairment	(21.8)	(12.2)	—	(34.0)
Net	$17.1	$19.4	$8.7	$45.2
2023 Activity:
Foreign currency translation	$0.2	$0.7	$0.2	$1.1
Total 2023 activity	$0.2	$0.7	$0.2	$1.1
Balance, December 31, 2023:
Goodwill	$39.1	$32.3	$8.9	$80.3
Accumulated impairment	(21.8)	(12.2)	—	(34.0)
Net	$17.3	$20.1	$8.9	$46.3

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2023 and 2022:

	2023			2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$42.3	$29.8	$12.5	$41.7	$26.0	$15.7
Trade names	10.3	10.2	0.1	10.2	10.0	0.2
Other	15.1	11.3	3.8	15.7	9.1	6.6
Total	$67.7	$51.3	$16.4	$67.6	$45.1	$22.5

Amortization expense on intangible assets was $5.5 million, $8.5 million and $10.1 million for 2023, 2022 and 2021, respectively.

Future annual expected amortization expense on intangible assets as of December 31, 2023 are as follows (in millions):

2024	$4.8
2025	2.8
2026	2.3
2027	2.0
2028	1.8
2029 and thereafter	2.7

9. Property and Equipment

Property and equipment at cost, less accumulated depreciation, is as follows:

	December 31,
(in millions)	2023	2022
Land	$12.7	$12.4
Building and land improvements	149.1	140.8
Construction in progress	20.3	19.7
Manufacturing and office equipment	249.0	230.0
Aviation equipment	4.6	4.5
Less accumulated depreciation	(248.1)	(233.8)
Total	$187.6	$173.6

Depreciation expense was $20.1 million, $19.4 million and $20.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10. Leases

The Company records its operating lease ROU assets in "Other long-term assets" and its operating lease liabilities in "Other current liabilities" and "Other long-term liabilities". As of December 31, 2023 and 2022, the Company did not have any finance leases.

Additional information related to the Company’s operating leases is reflected in the tables below:

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease expense	$3.6	$2.8	$2.3
Short-term lease expense	2.5	2.9	1.5
Cash paid for operating leases included in operating cash flows	3.6	2.5	2.5

	December 31,
(in millions)	2023	2022
Operating lease right-of-use asset	$8.5	$10.8
Operating lease short-term liability	2.3	2.7
Operating lease long-term liability	6.5	8.3
Weighted average remaining lease term (in years)	4.45	5.07
Weighted average discount rate used in calculating right-of-use asset	4.75%	4.61%

Future annual minimum lease payments as of December 31, 2023 are as follows (in millions):

2024	$2.6
2025	2.1
2026	2.0
2027	1.7
2028	0.4
2029 and thereafter	0.8
Total lease payments	$9.6
Less: Interest	(0.8)
Operating lease liabilities	$8.8

11. Debt

On December 19, 2022, the Company and certain of its subsidiaries entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the “Credit Facilities”) and (iii) a maturity date of December 19, 2027. Loans under the incremental credit facility shall have a maturity date as specified in the relevant incremental credit facility documentation. In connection with the entry into the Credit Facilities, the Company repaid all outstanding borrowings under the Previous Credit Facility. Unamortized debt issuance costs for the Credit Facilities total $1.2 million at December 31, 2023, of which $0.3 million are included in "Prepaid expenses and other assets" and $0.9 million are included in "Other long-term assets" in the Company's Consolidated Balance Sheets. Debt issuance costs are amortized on a straight-line basis to "Interest expense" over the term of the Credit Facilities.

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

The Credit Agreement includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, investments, dispositions of assets, dividends, distributions and other restricted payments, fundamental changes or changes in the nature of the Company's business. These limitations are subject to customary exceptions. The Company is also required to maintain a (i) Consolidated Total Net Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter which may be increased to 4.00 to 1.00 in connection with a permitted acquisition and subject to the terms of the Credit Agreement and (ii) Consolidated Interest Coverage Ratio of at least 2.50 to 1.00 as of the last day of any fiscal quarter. The Company was in compliance with the financial covenants as of December 31, 2023.

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

Additional details for the Company's Credit Facilities, Term Loan and international credit facilities are summarized in total below:

(in millions, except maturity dates and interest rates)	December 31, 2023	December 31, 2022
Credit Facilities
Line of credit - maximum	$250.0	$250.0
Letters of credit - maximum	30.0	30.0
Borrowings outstanding	72.0	78.0
Amount of letters of credit outstanding	3.3	2.8
Line of credit, additional borrowing capacity	174.7	169.2

Term Loan
Current maturities	$0.1	$0.2
Long-term maturities	—	0.1
Interest rate	10.37%	10.37%
Maturity date	April 15, 2024	April 15, 2024

International Credit Facilities and Short-Term Debt
Total credit line	$21.7	$15.3
Available credit line	9.9	5.7
Letters of credit - maximum	9.7	7.0
Amount of letters of credit outstanding	2.7	0.7
Short-term debt	11.0	9.4
Weighted average interest rate	11.35%	10.51%

Debt maturities for the Company's long-term debt are expected to be as follows (in millions):

2024	$0.1
2025	—
2026	—
2027	72.0

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

Changes in the Company's product warranty liability during 2023, 2022 and 2021 are as follows:

(in millions)	2023	2022	2021
Reserve balance, January 1	$11.9	$10.5	$10.3
Warranty liabilities accrued	17.6	12.6	10.9
Warranty liabilities settled	(13.1)	(11.1)	(10.7)
Other	0.1	(0.1)	—
Reserve balance, December 31	$16.5	$11.9	$10.5

13. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.2 million and $5.8 million as of December 31, 2023 and December 31, 2022, respectively, of which $4.5 million and $3.9 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

14. Employee Benefit Plans

Deferred Compensation Programs

The Company's DCP includes a non-qualified SERP and a separate non-qualified Deferred Compensation Plan.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain of its executive management. The SERP has been closed to new entrants since December 2020. This plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes quarterly cash contributions of a certain percentage of participants' compensation. Investments are self-directed by participants and can include Company stock. Upon retirement or termination, participants receive their apportioned share of the plan assets in the form of cash based on a pre-determined schedule of distributions.

Deferred Compensation Plan

The Company maintains a Deferred Compensation Plan for certain of its executive and senior management. This plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which eligible employees can defer the receipt of base and bonus compensation to a future date. Investments are self-directed by participants and can include Company stock. Upon retirement or termination, participants receive their apportioned share of the plan assets in the form of cash based on a pre-determined schedule of distributions.

Assets of the Deferred Compensation Programs consist of the following:

	December 31, 2023		December 31, 2022
(in millions)	Cost	Market	Cost	Market
Money market fund	$0.5	$0.5	$0.1	$0.1
Company stock	0.8	0.8	1.1	1.2
Equity securities	4.1	4.2	5.0	4.4
Total	$5.4	$5.5	$6.2	$5.7

The Company records an adjustment to the deferred compensation liability related to the DCP such that the balance of the liability equals the total fair market value of all assets held by the trusts established under the programs each period. Such liabilities are included in "Other long-term liabilities" in the Consolidated Balance Sheets. The money market fund is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets. The equity securities are included in "Investments" in the Consolidated Balance Sheets and classified as trading equity securities. See Note 6, Investments, for additional information. The cost of the Company stock held by the plan is included in "Company stock held by deferred compensation programs, at cost" in the Consolidated Balance Sheets.

The change in the fair market value of Company stock held in the programs results in a charge or credit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations because the acquisition cost of the Company stock in the programs is recorded in "Company stock held by deferred compensation programs, at cost" and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $0.1 million and $0.9 million in 2023 and 2022, respectively, and expense of $0.5 million in 2021 related to the change in the fair value of the Company stock held in the DCP.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $8.1 million, $7.7 million and $7.2 million in 2023, 2022 and 2021, respectively.

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

The Company's investment strategy for the plan was to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The investment policy stated that the Plan Committee in its sole discretion determined the allocation of plan assets among the following four asset classes: cash equivalents, fixed-income securities, domestic equities and international equities. The Plan Committee attempted to ensure adequate diversification of the invested assets through investment in an exchange traded mutual fund that invested in a diversified portfolio of stocks, bonds and money market securities.

In October 2021, the Company settled its obligations under the Pension Plan by providing $5.5 million in lump sum payments to eligible participants who elected to receive them and through the purchase of annuity contracts from a highly rated insurance company for $12.2 million. The settlement of the plan resulted in excess plan assets of approximately $1.5 million, which was subject to a 50% excise tax. A charge of $5.2 million, including excise tax, was recognized in the fourth quarter of 2021 in "Other income (expenses), net" in the Consolidated Statements of Operations. Details related to the Pension Plan through its termination date are presented herein.

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

Net periodic benefit cost for 2021 included the following components:

(in millions)	Pension Benefits
Components of net periodic benefit cost:
Interest cost	$0.4
Expected return on plan assets	(1.0)
Amortization of actuarial loss	0.4
Pension settlement	4.5
Net periodic benefit cost	$4.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of net loss	$(0.4)
Pension settlement	(4.5)
Total recognized in other comprehensive income (loss)	(4.9)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(0.6)

To develop the expected long-term rate of return on assets assumptions, the Company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the asset portfolios.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in millions)	2023	2022	2021
United States	$36.4	$8.5	$12.8
Foreign	6.4	(4.1)	1.0
Income before income taxes	$42.8	$4.4	$13.8

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current provision (benefit):
Federal	$8.2	$17.4	$(0.4)
State	4.5	2.4	(0.7)
Foreign	2.8	2.3	0.3
Total current provision (benefit)	15.5	22.1	(0.8)
Deferred benefit:
Federal	(3.6)	(18.3)	(0.1)
State	(2.8)	(1.0)	1.1
Foreign	—	2.2	(2.3)
Total deferred benefit	(6.4)	(17.1)	(1.3)
Total provision (benefit):
Federal	4.6	(0.9)	(0.5)
State	1.7	1.4	0.4
Foreign	2.8	4.5	(2.0)
Total income tax provision (benefit)	$9.1	$5.0	$(2.1)

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

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Tax expense at the statutory federal income tax rate	$8.9	$0.9	$2.9
State income tax, net of federal income tax	0.4	0.6	1.3
Research and development tax credits	(2.8)	(3.3)	(4.1)
Impact of uncertain tax positions	1.0	1.2	1.8
Impact of uncertain tax positions - liquidation of subsidiary	—	—	(0.7)
Change in foreign subsidiary net operating loss carryforward	—	—	4.4
Valuation allowance impact	0.3	6.0	(8.1)
Changes in tax rates	0.8	0.2	0.7
Share-based compensation	0.6	0.4	0.4
Foreign-derived intangible income deduction	(0.7)	(0.9)	—
Foreign tax credit	(0.5)	(0.2)	—
Other items	1.1	0.1	(0.7)
Total income tax provision (benefit)	$9.1	$5.0	$(2.1)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Amortization of research and experimental expenditures	$24.7	$18.4
Inventory reserves	5.8	4.7
Warranty reserves	3.7	2.2
Credit loss reserves	0.8	0.6
State tax loss carryforwards	11.5	11.6
Accrued vacation	1.2	1.6
Deferred compensation	1.1	1.1
Share-based compensation	2.6	4.4
Goodwill	1.7	1.8
Foreign net operating loss	7.9	7.2
Lease obligation	1.3	1.8
Employee & insurance accruals	1.0	1.0
Domestic credit carryforwards	1.5	1.5
Deferred revenue	2.2	1.7
Valuation allowances	(12.5)	(11.9)
Other	—	0.9
Total deferred tax assets	54.5	48.6
Deferred tax liabilities:
Property and equipment	14.0	13.6
Intangibles	1.8	2.7
Right-of-use assets	1.3	1.8
Post-retirement benefits	0.5	0.5
Other	0.5	—
Total deferred tax liabilities	18.1	18.6
Total net deferred assets	$36.4	$30.0

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and experimental ("R&E") expenditures immediately in the year incurred and requires taxpayers to instead capitalize and amortize such expenditures over a period of five years for U.S. activity and 15 years for foreign activity. Taxpayers cannot recover R&E costs before the end of the amortization period even if sold or abandoned. The Company has a deferred tax asset of $24.7 million for R&E expenditures as of December 31, 2023.

As of December 31, 2023, the Company had gross state net operating losses ("NOL") carryforwards of $222.1 million and gross foreign NOL carryforwards of approximately $26.5 million, which are available to offset future taxable income. If not used, these carryforwards will expire between 2024 and 2035. The Company does not have a federal net operating loss carryforward.

A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign NOL and state tax credit carryforwards. Future utilization of these NOL and state tax credit carryforwards is evaluated by the Company on a periodic basis, and the valuation allowance is adjusted accordingly. In 2023, the valuation allowance on these carryforwards increased by $0.6 million, of which $1.2 million relates to a valuation allowance on the deferred tax assets related to NOLs generated by the Company's United Kingdom subsidiary. The remaining change in valuation allowances is due to the unrealizable portion of certain entities’ state and foreign NOL carryforwards and certain other deferred tax assets in foreign jurisdictions.

The following table represents a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in millions)	2023	2022	2021
Allowance balance, beginning of year	$11.9	$5.9	$14.0
Provision	1.8	6.0	0.6
Reversals	(1.6)	—	(8.1)
Other	0.4	—	(0.6)
Allowance balance, end of year	$12.5	$11.9	$5.9

Undistributed foreign earnings are considered to be indefinitely reinvested outside the U.S. as of December 31, 2023. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If the Company were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax. As of December 31, 2023, the cumulative amount of undistributed U.S. GAAP earnings for the Company's foreign subsidiaries was $63.3 million.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is currently under examination for 2018 with taxing authorities in the United States. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2014. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2019.

The Company has a liability for unrecognized tax benefits of $13.0 million and $12.0 million (excluding accrued interest and penalties) as of December 31, 2023 and 2022, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in "Interest expense" and "Selling, general and administrative expenses", respectively, in the Consolidated Statements of Operations. The Company did not recognize any tax benefits for interest and penalties related to amounts that were settled for less than previously accrued in 2023 or 2022. The net total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $15.7 million and $13.7 million at December 31, 2023 and 2022, respectively, and were included in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Balance, beginning of year	$12.0	$10.8	$9.7
Additions for tax positions taken in current year	0.9	1.2	1.0
Additions for tax positions taken in prior period	0.1	—	0.8
Decreases related to sustained tax positions	—	—	(0.7)
Balance, end of year	$13.0	$12.0	$10.8

The tax positions in the December 31, 2023 balance of unrecognized tax benefits are expected to reverse through income in future years.

The Organization for Economic Cooperation and Development ("OECD") has made changes to many long-standing transfer pricing and cross-border taxation rules that affect the Company's operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2. The objective of Pillar 2 is for large multinational enterprises to pay a minimum level of tax on the income arising in each jurisdiction where they operate. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2 rules, some countries have enacted legislation and other countries are in the process of introducing legislation to implement Pillar 2. Currently, Canada is the only country in which the Company operates that has released proposed legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate, consolidated results of operations, financial position or cash flows.

16. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $1.1 million and $2.4 million as of December 31, 2023 and 2022, respectively. These arrangements expire at various dates through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2023), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.6 million and $1.0 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its Credit Facilities totaling $3.3 million as of December 31, 2023. The outstanding letters of credit expire at various dates through November 2024. Unused letters of credit under the Credit Facilities are $26.7 million as of December 31, 2023. The Company is additionally contingently liable for a total of $7.2 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $4.7 million are secured by separate credit facilities with various financial institutions as of December 31, 2023. Unused letters of credit under these separate credit facilities is $8.4 million as of December 31, 2023.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. On October 25, 2019, the defendants filed a Motion to Dismiss. On February 19, 2021, the Motion to Dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. The plaintiff appealed the Motion to Dismiss and denial of its Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued an opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States District Court for the Eastern District of Tennessee for proceedings consistent with the opinion. On July 11, 2022, the defendants filed an answer to the complaint, and the action is now in discovery.

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

On October 5, 2023, a jury in the 355th Judicial District Court, Hood County, State of Texas, rendered a verdict against the Company's Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019, with additional defendants later added. All other defendants settled prior to trial except Telsmith. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of the Company's dealers. On December 19, 2023, a judgment was issued in the amount of $7.9 million (the “Judgment”) which takes into account credit for settlement amounts of all other defendants in this case. Based on the jury verdict, management recorded a loss contingency of $6.4 million in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss at that time. During the fourth quarter of 2023, the loss contingency was increased $1.5 million based on the Judgment to a total of $7.9 million for the year ended December 31, 2023. Telsmith filed a Motion for Judgment Notwithstanding the Verdict that the court denied on December 19, 2023. Telsmith filed a Motion for New Trial and Motion for Remittitur on January 18, 2024. The court denied Telsmith's motion for a new trial on February 9, 2024. A supersedeas bond was filed on February 12, 2024 for approximately $4.2 million, which allows the Company to appeal the case in the Texas Court of Appeals.

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

17. Share-Based Compensation

Prior to its expiration on February 25, 2021, the Company's 2011 Incentive Plan ("2011 Plan") provided for the grant of share-based awards to employees, officers, directors and consultants. The 2011 Plan authorized the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Under the 2011 Plan, the Company had restricted stock units, performance stock units and deferred stock units, none of which participated in Company-paid dividends. All outstanding awards under the 2011 Plan vested or were forfeited during 2023.

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which is administered by the Company's Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2021 Plan provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan. To the extent that all or a portion of an award (or, after December 31, 2020, an award granted under the 2011 Plan) is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award will be added back to the 2021 Plan share reserve and again be available for issuance pursuant to awards granted under the 2021 Plan. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Awards granted under the 2021 Plan provide for dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate.

Share-based compensation expense of $4.1 million, $6.8 million and $6.0 million was recorded in the years ended December 31, 2023, 2022 and 2021, respectively, and recognized in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Restricted Stock Units ("RSUs")

Prior to 2020, key members of management were awarded with RSUs each year based upon the financial performance of the Company and its subsidiaries. Beginning in 2020, awards have been determined based on a predetermined award value of the base salary of eligible employees aligned to a total compensation program.

RSUs awards generally vest ratably, at the end of each 12-month period, over a three-year service period. A participant generally must be employed by the Company on the vesting date of each award, however, awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at age 65. Additional RSUs are granted on an annual basis to the Company's outside directors under the 2021 Plan generally with a one-year vesting period.

Changes in restricted stock units during the year ended December 31, 2023 are as follows:

(in thousands, except weighted average grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	215	$48.89
Granted	112	$43.50
Vested	(110)	$44.65
Forfeited	(89)	$49.20
Unvested as of December 31, 2023	128	$47.34

The following additional activity occurred for the Company's restricted stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2023	2022	2021
Weighted average grant date fair value per award	$43.50	$47.11	$77.38
Fair value of awards vested and issued	$4.8	$4.7	$9.3
Tax (expense) benefit for restricted stock compensation expense	$(0.4)	$(0.1)	$3.8

As of December 31, 2023, the Company had $3.1 million of unrecognized compensation expense before tax related to RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Performance Stock Units ("PSUs")

Beginning in 2020, PSUs were granted to officers and other key employees. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance metrics established by the Compensation Committee. A participant generally must be employed by the Company on the vesting date of each award, however, a portion of a participant's awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at age 65.

PSUs granted in 2020 were divided into three equal tranches with cliff vesting periods of one year, two years and three years. Awards granted beginning in 2021 generally cliff vest three years from the date of grant. The number of PSUs that vest may range from zero to 200% of the target shares granted and is determined for each award based on the achievement of two equally weighted performance criteria: ROIC and TSR. The PSUs are settled in common stock of the Company, with holders receiving one common share for each PSU that vests.

Changes in PSUs during the year ended December 31, 2023 are as follows:

(in thousands, except weighted average grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	151	$61.24
Granted	75	$43.19
Vested*	(47)	$51.43
Forfeited	(73)	$55.53
Unvested as of December 31, 2023	106	$56.72
* The vested PSUs presented are based on the target amount of the award for the third tranche of the 2020 awards and for the awards that were modified in conjunction with the termination of the Company's previous Chief Executive Officer and the limited overhead restructuring action implemented in February 2023. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the performance periods ended during 2023 was 83% of the target shares granted, rounded to the nearest whole share.

The following additional activity occurred for the Company's performance stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2023	2022	2021
Weighted average grant date fair value per award	$43.19	$51.56	$92.98
Fair value of awards vested and issued	$1.6	$1.7	$4.5
Tax (expense) benefit for performance stock compensation expense	$(1.0)	$0.2	$2.3

As of December 31, 2023, the Company had $2.4 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Deferred Stock Units ("DSUs")

The Non-Employee Directors Compensation Plan allows for deferred delivery of shares granted as payment of directors' annual retainer. As of December 31, 2023, there were 26,029 fully vested deferred stock units, which were excluded from the tables above. The aggregate fair value of these units at December 31, 2023 was $1.0 million.

The 2021 Plan and the 2011 Equity Incentive Plan allow for certain participants to elect to receive vested units on a deferred basis. As of December 31, 2023, there were 8,234 fully vested deferred stock units, which are excluded from the unvested balances as of December 31, 2023 in the tables above. The aggregate fair value of these units at December 31, 2023 was $0.3 million.

18. Revenue Recognition

The following tables disaggregates the Company's revenue by major source for the periods ended December 31, 2023, 2022 and 2021 (excluding intercompany sales):

	For the Year Ended December 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$458.5	$252.5	$2.7	$713.7
Parts and component sales	215.7	83.7	0.2	299.6
Service and equipment installation revenue	43.4	0.8	0.1	44.3
Used equipment sales	3.6	—	—	3.6
Freight revenue	22.6	8.0	—	30.6
Other	1.3	(10.3)	0.6	(8.4)
Total domestic revenue	745.1	334.7	3.6	1,083.4

Net Sales-International:
Equipment sales	84.8	66.4	5.0	156.2
Parts and component sales	41.2	39.8	0.1	81.1
Service and equipment installation revenue	5.0	7.7	0.5	13.2
Used equipment sales	0.2	—	—	0.2
Freight revenue	2.5	1.3	—	3.8
Other	—	0.1	0.2	0.3
Total international revenue	133.7	115.3	5.8	254.8
Total net sales	$878.8	$450.0	$9.4	$1,338.2

	For the Year Ended December 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$454.9	$219.7	$2.1	$676.7
Parts and component sales	198.3	85.1	0.1	283.5
Service and equipment installation revenue	21.5	0.7	—	22.2
Used equipment sales	6.7	—	—	6.7
Freight revenue	23.5	8.0	—	31.5
Other	0.2	(6.6)	0.1	(6.3)
Total domestic revenue	705.1	306.9	2.3	1,014.3

Net Sales-International:
Equipment sales	92.8	69.0	1.5	163.3
Parts and component sales	42.7	39.9	0.1	82.7
Service and equipment installation revenue	3.9	3.1	0.4	7.4
Used equipment sales	0.5	2.2	—	2.7
Freight revenue	2.4	1.3	—	3.7
Other	—	0.3	0.1	0.4
Total international revenue	142.3	115.8	2.1	260.2
Total net sales	$847.4	$422.7	$4.4	$1,274.5

	For the Year Ended December 31, 2021
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$374.8	$157.6	$—	$532.4
Parts and component sales	180.2	77.7	—	257.9
Service and equipment installation revenue	17.0	0.5	—	17.5
Used equipment sales	9.4	0.8	—	10.2
Freight revenue	20.9	5.9	—	26.8
Other	(0.6)	(2.1)	—	(2.7)
Total domestic revenue	601.7	240.4	—	842.1

Net Sales-International:
Equipment sales	94.5	72.0	—	166.5
Parts and component sales	40.5	33.2	—	73.7
Service and equipment installation revenue	3.1	1.9	—	5.0
Used equipment sales	0.9	2.5	—	3.4
Freight revenue	2.4	1.8	—	4.2
Other	0.3	0.3	—	0.6
Total international revenue	141.7	111.7	—	253.4
Total net sales	$743.4	$352.1	$—	$1,095.5

As of December 31, 2023, the Company had contract assets of $3.7 million and contract liabilities, excluding customer deposits, of $5.6 million, of which $0.8 million was deferred revenue related to extended warranties. As of December 31, 2022, the Company had contract assets of $3.8 million and contract liabilities, excluding customer deposits, of $5.5 million, of which $2.9 million was deferred revenue related to extended warranties. Total extended warranty sales were $1.1 million, $1.1 million and $1.5 million in 2023, 2022 and 2021, respectively.

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

A brief description of each segment is as follows:

Infrastructure Solutions - Sites within the Infrastructure Solutions segment design, engineer, manufacture and market a complete line of asphalt plants, concrete plants and their related components and ancillary equipment as well as supplying asphalt road construction equipment, industrial thermal systems and other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations, while those located outside of North America service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt and concrete producers, highway and heavy equipment contractors, utility contractors, forestry and environmental recycling contractors and domestic and foreign governmental agencies.

Materials Solutions - Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with the AME site functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Corporate and Other - The Corporate and Other category consists primarily of the parent company, the Company's captive insurance company, Astec Insurance, and Astec Digital, the controls and automation business including the MINDS business acquired in April 2022, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites. The controls and automation business manufactures hardware and software products that are marketed independently and included in certain products of the Company's other segments.

The accounting policies of the reportable segments are the same as those described in Note 2, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

Segment information for 2023:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$878.8	$450.0	$9.4	$1,338.2
Intersegment revenues	10.8	52.4	1.1	64.3
Segment Operating Adjusted EBITDA	105.8	50.8	(44.9)	111.7

Assets	1,085.7	735.7	801.9	2,623.3
Capital expenditures	24.7	8.8	0.6	34.1

Segment information for 2022:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$847.4	$422.7	$4.4	$1,274.5
Intersegment revenues	8.9	47.2	—	56.1
Segment Operating Adjusted EBITDA	73.0	44.5	(46.5)	71.0

Assets	1,016.3	719.5	676.8	2,412.6
Capital expenditures	28.9	11.1	0.7	40.7

Segment information for 2021:

(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$743.4	$352.1	$—	$1,095.5
Intersegment revenues	4.2	30.4	—	34.6
Segment Operating Adjusted EBITDA	73.9	39.1	(48.2)	64.8

Assets	989.6	668.8	649.7	2,308.1
Capital expenditures	12.2	5.6	2.3	20.1

The totals of segment information for all reportable segments reconciles to consolidated totals as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Segment Operating Adjusted EBITDA	$111.7	$71.0	$64.8
Adjustments:
Transformation program	(29.2)	(25.5)	(13.4)
Curtailment and settlement loss on pension and postretirement benefits, net	—	—	(4.7)
Restructuring and other related charges	(7.7)	(6.2)	(2.9)
Asset impairment	(1.2)	(3.5)	(0.2)
Gain on sale of property, equipment and business, net	3.1	0.7	0.6
Transaction costs	—	(2.0)	—
Interest expense, net	(6.8)	(1.5)	(0.6)
Depreciation and amortization	(25.6)	(27.9)	(30.2)
Income tax provision (benefit)	(9.1)	(5.0)	2.1
Net (income) loss attributable to noncontrolling interest	(0.2)	0.5	(0.1)
(Elimination) recapture of intersegment profit	(1.5)	(0.7)	0.4
Net income (loss) attributable to controlling interest	$33.5	$(0.1)	$15.8

Total segment assets	$2,623.3	$2,412.6	$2,308.1
Elimination of intercompany profit in inventory	(5.0)	(3.0)	(2.4)
Elimination of intercompany receivables	(997.2)	(883.5)	(921.0)
Elimination of investment in subsidiaries	(521.5)	(481.2)	(456.8)
Other	(40.3)	(30.5)	(22.1)
Total consolidated assets	$1,059.3	$1,014.4	$905.8

Sales into major geographic regions were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
United States	$1,083.4	$1,014.3	$842.1
Canada	58.5	63.0	68.1
Australia and Oceania	55.7	46.7	43.4
Africa	36.6	36.1	33.9
Brazil	27.0	24.8	21.5
Other European Countries	26.2	28.0	32.7
South America (excluding Brazil)	19.8	20.0	15.2
Mexico	8.4	10.7	13.5
Other Asian Countries	7.7	10.3	5.4
Middle East	4.9	3.1	2.9
Central America (excluding Mexico)	4.1	10.7	3.9
West Indies	2.5	0.4	1.3
Post-Soviet States (excluding Russia)	2.5	2.7	3.6
India	0.6	2.9	2.7
Japan and Korea	0.3	0.4	2.7
Russia	—	0.3	2.6
Other	—	0.1	—
Total foreign	254.8	260.2	253.4
Total consolidated sales	$1,338.2	$1,274.5	$1,095.5

"Property and equipment, net" by major geographic region is as follows:

	December 31,
(in millions)	2023	2022
United States	$151.7	$142.4
United Kingdom	15.2	10.3
Brazil	7.4	6.9
Canada	5.0	5.2
Australia	4.4	4.4
South Africa	3.6	4.1
France	0.2	—
Chile	0.1	0.2
Other	—	0.1
Total foreign	35.9	31.2
Total property and equipment, net	$187.6	$173.6

20. Other Income and Expenses

Other income (expenses), net, consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Foreign exchange gains (losses), net	$0.7	$(0.9)	$(0.5)
Investment income (loss), net	0.2	(0.9)	(0.3)
Curtailment and settlement loss on pension and postretirement benefits, net	—	—	(4.7)
Other, net	0.1	0.2	—
Total	$1.0	$(1.6)	$(5.5)

21. Strategic Transformation and Restructuring, Impairment and Other Asset Charges

The Company's strategic transformation program includes two ongoing initiatives. The Company is undergoing a multi-year phased implementation of a standardized enterprise resource planning ("ERP") across the global organization, which will replace much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees. Additionally, beginning in the first quarter of 2022, a lean manufacturing initiative at one of the Company's largest sites was initiated.

Total costs of $29.7 million were incurred related to these strategic transformation initiatives in 2023, of which $29.4 million and $0.3 million are recorded in "Selling, general and administrative expenses" and "Cost of sales", respectively, in the Consolidated Statements of Operations. Costs totaling of $25.5 million and $13.4 million were incurred in 2022 and 2021, respectively, and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Capitalized implementation costs associated with the ERP implementation totaled $30.6 million, of which $3.3 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2023. Capitalized implementation costs totaled $17.8 million, of which $1.2 million and $16.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2022. Amortization of these capitalized implementation costs totaled $1.9 million during 2023, which is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

The restructuring, asset impairment charges and net gain on sale of property and equipment incurred in 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Restructuring related charges:
Costs associated with leadership change and overhead restructuring	$7.3	$4.4	$—
Costs associated with exited operations - Enid	0.4	1.0	0.7
Costs associated with closing Tacoma	—	0.8	1.6
Costs associated with closing Mequon	—	—	0.6
Total restructuring related charges	7.7	6.2	2.9

Asset impairment charges:
Other impairment charges	1.2	3.5	0.2
Total asset impairment charges	1.2	3.5	0.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(3.1)	(0.7)	(0.6)
Total gain on sale of property and equipment, net	(3.1)	(0.7)	(0.6)

Restructuring, impairment and other asset charges, net	$5.8	$9.0	$2.5

Restructuring charges by segment are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Infrastructure Solutions	$0.5	$1.8	$2.4
Materials Solutions	—	—	0.5
Corporate and Other	7.2	4.4	—
Total restructuring related charges	$7.7	$6.2	$2.9

Impairment charges by segment are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Infrastructure Solutions	$0.4	$2.5	$—
Materials Solutions	—	—	0.2
Corporate and Other	0.8	1.0	—
Total impairment charges	$1.2	$3.5	$0.2

The net gain on sale of property and equipment by segment are as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Infrastructure Solutions	$(3.1)	$(0.7)	$(0.5)
Materials Solutions	—	—	(0.1)
Total gain on sale of property and equipment, net	$(3.1)	$(0.7)	$(0.6)

Restructuring charges accrued, but not paid, were $0.1 million and $4.7 million as of December 31, 2023 and December 31, 2022, respectively.

In late 2019, the oil and gas drilling product lines produced at the Company's Enid, Oklahoma location ("Enid") formally included in the Company's Infrastructure Solutions segment, were impaired and discontinued. The sale of the land and building assets was completed in the fourth quarter of 2022 for approximately $4.7 million. In October 2020, the Company closed a transaction for the sale of Enid's water well assets, which included equipment, inventories and intangible assets. Additional purchase price adjustments related to this sale were completed in January 2021 whereby the Company had an obligation to pay the buyer $1.1 million. This obligation was settled in the first quarter of 2021.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The Tacoma facility ceased manufacturing operations at the end of 2021. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million and $1.6 million of restructuring related charges during 2022 and 2021, respectively, in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The Company recorded the Tacoma facility's land, building and certain equipment assets of $15.4 million as held for sale in its Consolidated Balance Sheets as of December 31, 2022. The sale of these assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

During the second quarter of 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor for a site within the Infrastructure Solutions segment, which had been prepaid, would not be recovered. As such, impairment charges of $2.1 million were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during 2022.

Effective January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant to which, Mr. Ruffalo was entitled to certain severance payments and benefits. There were $4.4 million of restructuring costs incurred related to Mr. Ruffalo's separation during the year ended December 21, 2022, with an additional $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs incurred in the year ended December 31, 2023, which were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also includes a release and waiver by Mr. Ruffalo and other customary provisions.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.0 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on our website at www.astecindustries.com/esg/governance-documents/. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at the address specified above.

The remaining information required by this Item 10 will be included in our 2024 Definitive Proxy Statement for our Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP, Nashville, Tennessee, PCAOB Auditor Firm ID: 34

Deloitte & Touche LLP was appointed on March 2, 2023 as our independent registered public accounting firm for the 2023 financial statements. Our predecessor auditor was KPMG LLP, Atlanta, Georgia, PCAOB Auditor Firm ID: 185.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Report and are filed as a part hereof:

•Reports of Independent Registered Public Accounting Firms
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

(b)    The following Exhibits are incorporated by reference into or are filed with this Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
3.1	Amended and Restated Charter of the Company		10-Q	9/30/2011	11/9/2011
3.2	Amended and Restated Bylaws of the Company		8-K	12/21/2022	12/27/2022
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2022	3/1/2023
10.1
Credit Agreement, dated as of December 19, 2022, between Astec Industries, Inc. and Certain of its Subsidiaries and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
			8-K	12/19/2022	12/20/2022
10.2	Astec Industries, Inc. 2011 Incentive Plan*		DEF 14A		3/4/2011
10.3	Astec Industries, Inc. 2021 Equity Incentive Plan*		DEF 14A		3/18/2021
10.4	Astec Industries, Inc. Executive Change in Control Severance Plan, effective July 28, 2016*		10-K	12/31/2022	3/1/2023
10.5	Separation Agreement, dated as of January 6, 2023, by and between Astec Industries, Inc. and Barry A. Ruffalo*		8-K	1/6/2023	1/6/2023
10.6	Form of Severance Agreement between Astec Industries, Inc. and Certain Officers dated as of December 31, 2021*		10-Q	3/31/2022	5/5/2022
10.7	Separation Agreement, dated as of May 8, 2023, by and between Astec Industries, Inc. and Anshu Pasricha*		10-Q	6/30/2023	8/3/2023
10.8	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996*		10-K	12/31/1995	3/15/1996
10.9	Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009*		10-K	12/31/2008	2/27/2009
10.10	Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016*		10-K	12/31/2016	3/1/2017
10.11	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021*		10-Q	3/31/2021	5/6/2021
10.12	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.13	Form of Performance-Based Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.14	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan - Director Awards*	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X

31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
97	Compensation Recoupment Policy*	X
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2024

ASTEC INDUSTRIES, INC. (Registrant)

/s/ Jaco van der Merwe
Jaco van der Merwe, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jaco van der Merwe	President and Chief Executive Officer and Director	February 28, 2024
Jaco van der Merwe	(Principal Executive Officer)

/s/ Rebecca A. Weyenberg	Chief Financial Officer	February 28, 2024
Rebecca A. Weyenberg	(Principal Financial Officer)

/s/ Jamie E. Palm	Vice President, Chief Accounting Officer and Corporate Controller	February 28, 2024
Jamie E. Palm	(Principal Accounting Officer)

/s/ William D. Gehl	Director and Chairman of the Board	February 28, 2024
William D. Gehl

/s/ James B. Baker	Director	February 28, 2024
James B. Baker

/s/ Tracey H. Cook	Director	February 28, 2024
Tracey H. Cook

/s/ Mark J. Gliebe	Director	February 28, 2024
Mark J. Gliebe

/s/ Mary L. Howell	Director	February 28, 2024
Mary L. Howell

/s/ Jeffrey T. Jackson	Director	February 28, 2024
Jeffrey T. Jackson

/s/ Nalin Jain	Director	February 28, 2024
Nalin Jain

/s/ Linda I. Knoll	Director	February 28, 2024
Linda I. Knoll

/s/ Patrick S. Shannon	Director	February 28, 2024
Patrick S. Shannon

/s/ James Winford	Director	February 28, 2024
James Winford