Form 10-Q
period 2024-03-31
ASTEC INDUSTRIES INC
filed 2024-05-02
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2024, there were 22,765,328 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$58.1	$63.2
Investments	5.7	5.7
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $3.8 and $4.0, respectively	192.0	152.7
Inventories	484.0	455.6
Prepaid and refundable income taxes	11.5	14.6
Prepaid expenses and other assets	27.5	27.7
Total current assets	778.8	719.5
Property and equipment, net of accumulated depreciation of $250.7 and $248.1, respectively	185.0	187.6
Investments	16.8	13.8
Goodwill	45.8	46.3
Intangible assets, net of accumulated amortization of $52.3 and $51.3, respectively	15.0	16.4
Deferred income tax assets	39.7	37.5
Other long-term assets	41.9	38.2
Total assets	$1,123.0	$1,059.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$0.1
Short-term debt	9.6	11.0
Accounts payable	117.8	116.9
Customer deposits	80.0	70.2
Accrued product warranty	16.2	16.5
Accrued employee related liabilities	36.1	44.1
Accrued loss reserves	1.9	2.7
Other current liabilities	48.8	37.5
Total current liabilities	310.4	299.0
Long-term debt	125.0	72.0
Deferred income tax liabilities	1.3	1.1
Other long-term liabilities	35.8	33.5
Total liabilities	472.5	405.6
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,764,963 as of March 31, 2024 and 22,740,635 as of December 31, 2023	4.5	4.5
Additional paid-in capital	139.3	138.4
Accumulated other comprehensive loss	(42.5)	(38.1)
Company stock held by deferred compensation programs, at cost	(0.8)	(0.8)
Retained earnings	549.8	549.4
Shareholders' equity	650.3	653.4
Noncontrolling interest	0.2	0.3
Total equity	650.5	653.7
Total liabilities and equity	$1,123.0	$1,059.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$309.2	$347.9
Cost of sales	232.3	258.7
Gross profit	76.9	89.2
Selling, general and administrative expenses	71.4	67.9
Restructuring and other asset (gains) charges, net	(0.8)	3.7
Income from operations	6.3	17.6
Other expenses, net:
Interest expense	(2.7)	(2.0)
Interest income	0.6	0.5
Other income, net	0.5	0.4
Income before income taxes	4.7	16.5
Income tax provision	1.4	4.4
Net income	3.3	12.1
Net loss attributable to noncontrolling interest	0.1	—
Net income attributable to controlling interest	$3.4	$12.1
Per share data:
Earnings per common share - Basic	$0.15	$0.53
Earnings per common share - Diluted	$0.15	$0.53
Weighted average shares outstanding - Basic	22,762,098	22,655,821
Weighted average shares outstanding - Diluted	22,834,814	22,742,937
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$3.3	$12.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.4)	0.1
Other comprehensive (loss) income	(4.4)	0.1
Comprehensive (loss) income	(1.1)	12.2
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(0.1)
Comprehensive (loss) income attributable to controlling interest	$(1.0)	$12.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3.3	$12.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.5	6.3
Provision for credit losses	0.1	0.2
Provision for warranties	4.2	3.9
Deferred compensation expense	0.1	—
Share-based compensation	1.2	0.8
Deferred tax benefit	(2.0)	(2.6)
Gain on disposition of property and equipment, net	(0.9)	(3.4)
Amortization of debt issuance costs	0.1	0.1
Distributions to deferred compensation programs' participants	—	(0.1)
Change in operating assets and liabilities:
Purchase of trading securities, net	(2.2)	(0.8)
Receivables and other contract assets	(39.1)	(4.5)
Inventories	(30.6)	(27.2)
Prepaid expenses	0.6	2.5
Other assets	(4.0)	(5.4)
Accounts payable	2.5	3.5
Accrued loss reserves	(0.3)	0.4
Accrued employee related liabilities	(7.8)	(0.8)
Other accrued liabilities	12.2	(5.9)
Accrued product warranty	(4.5)	(3.4)
Customer deposits	10.1	(1.9)
Income taxes payable/prepaid	3.5	7.0
Net cash used in operating activities	(47.0)	(19.2)
Cash flows from investing activities:
Expenditures for property and equipment	(5.8)	(8.0)
Proceeds from sale of property and equipment	0.4	20.0
Purchase of investments	(0.5)	(0.2)
Net cash (used in) provided by investing activities	(5.9)	11.8

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Payment of dividends	(2.9)	(2.9)
Proceeds from borrowings on credit facilities and bank loans	68.4	32.1
Repayments of borrowings on credit facilities and bank loans	(16.7)	(44.0)
Withholding tax paid upon vesting of share-based compensation awards	(0.4)	(1.4)
Net cash provided by (used in) financing activities	48.4	(16.2)
Effect of exchange rates on cash	(0.6)	0.1
Decrease in cash, cash equivalents and restricted cash	(5.1)	(23.5)
Cash, cash equivalents and restricted cash, beginning of period	63.2	66.0
Cash, cash equivalents and restricted cash, end of period	$58.1	$42.5

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$1.5	$1.2
Income taxes paid	$0.2	$0.3

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.4	$1.3

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.3	$0.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	3.4	(0.1)	3.3
Other comprehensive loss	—	—	—	(4.4)	—	—	—	(4.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.2	—	—	—	—	1.2
Issuance of common stock under incentive plan	24,328	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2024	22,764,963	$4.5	$139.3	$(42.5)	$(0.8)	$549.8	$0.2	$650.5

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	12.1	—	12.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Dividends ($0.13 per share)	—	—	—	—	—	(2.9)	—	(2.9)
Share-based compensation	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	66,536	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.4)	—	—	—	—	(1.4)
Balance, March 31, 2023	22,690,567	$4.5	$135.2	$(40.1)	$(1.1)	$537.0	$0.1	$635.6
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

The Corporate and Other category consists primarily of the parent company and Astec Insurance Company ("Astec Insurance" or the "captive"), a captive insurance company, which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the reporting segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net loss attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder to acquire their outstanding interest in full for R$10.0M (approximately $2.0 million, subject to the effect of exchange rates). Completion of the transaction is subject to resolution of certain disputes between the parties.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include inventory net realizable value, product warranty obligations, self-insurance loss reserves, capitalization of internal use software, goodwill and other intangible assets impairment and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023, the financial position as of March 31, 2024 and December 31, 2023 and the cash flows for the three months ended March 31, 2024 and 2023, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Adjustments

During the first quarter of 2023, the Company identified immaterial errors associated with over-accruals of inventory-related expenses in its historical financial statements. The cumulative effect of the errors generated in 2021 and 2022 was corrected during the first quarter of 2023, resulting in a decrease in "Cost of sales" of $1.9 million.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures," which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which will require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rule pending judicial review of petitions challenging it, which have been consolidated for review by the U.S. District Court of Appeals for the 8th Circuit. Notwithstanding any changes as a result of these challenges, the disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the impact this final rule will have on its financial statement disclosures.

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

Inventories consist of the following:

(in millions)	March 31, 2024	December 31, 2023
Raw materials and parts	$299.6	$298.6
Work-in-process	104.4	87.1
Finished goods	78.0	68.3
Used equipment	2.0	1.6
Total	$484.0	$455.6

Note 3. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs (each, a "DCP") include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the DCP's investments are allocated to individual participants, and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The DCP assets and related offsetting liabilities are recorded in non-current "Investments" and "Other long-term liabilities," respectively, in the Consolidated Balance Sheets. The Company's

INDEX
subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

Financial assets and liabilities are categorized based on the level of judgment associated with the inputs used to measure their fair value. The inputs used to measure the fair value are identified in the following hierarchy:

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2024 and December 31, 2023 are Level 1 and Level 2 in the fair value hierarchy defined above:

	March 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	4.3	—	4.3
Agency bonds	—	2.5	2.5
U.S. government securities	2.9	—	2.9
Asset-backed securities	—	4.3	4.3
Exchange traded funds	1.4	—	1.4
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.4	0.6
Total financial assets	$14.9	$7.6	$22.5
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.6	$6.6
Total financial liabilities	$—	$6.6	$6.6

INDEX

	December 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.2	$—	$4.2
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	3.4	—	3.4
Agency bonds	—	2.5	2.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.0	4.0
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.0	$7.5	$19.5
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	5.5	5.5
Total financial liabilities	$—	$5.6	$5.6

Note 4. Product Warranty Reserves

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Reserve balance, beginning of the period	$16.5	$11.9
Warranty liabilities accrued	4.2	3.9
Warranty liabilities settled	(4.5)	(3.4)
Reserve balance, end of the period	$16.2	$12.4

Note 5. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.9 million and $7.2 million as of March 31, 2024 and December 31, 2023, respectively, of which $5.0 million and $4.5 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.
Note 6. Income Taxes

For the three months ended March 31, 2024, the Company recorded an income tax expense of $1.4 million, reflecting a 29.8% effective tax rate, compared to a $4.4 million income tax expense for the three months ended March 31, 2023, reflecting a 26.7% effective tax rate. The income tax expense for three months ended March 31, 2024 was lower compared to the same period in 2023, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

INDEX
The Company's recorded liability for uncertain tax positions was $13.2 million and $13.0 million as of March 31, 2024 and December 31, 2023, respectively. The increase is the result of $0.2 million of incremental reserves associated with the 2024 research and development credit. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of March 31, 2024, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 7. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $0.9 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. These arrangements expire at various dates running through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2024), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.6 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of both March 31, 2024 and December 31, 2023.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facility"), which outstanding letters of credit totaled $9.8 million as of March 31, 2024. The outstanding letters of credit expire at various dates through February 2025. Unused letters of credit under the Credit Facility are $20.2 million as of March 31, 2024. The Company is additionally contingently liable for a total of $7.6 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $5.6 million are secured by separate credit facilities with various financial institutions as of March 31, 2024. As of March 31, 2024, there were $10.7 million of unused letters of credit under such separate credit facilities.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint is filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and seeks monetary damages on behalf of the purported class. On October 25, 2019, the defendants filed a Motion to Dismiss. On February 19, 2021, the Motion to Dismiss was granted with prejudice and judgment was entered for the defendants. On March 19, 2021, plaintiff filed a Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint, which was denied on May 5, 2021. The plaintiff appealed the Motion to Dismiss and denial of its Motion to Alter or Amend the Judgment and For Leave to File the Proposed Amended Complaint to the United States Court of Appeals for the Sixth Circuit. On March 31, 2022, the United States Court of Appeals for the Sixth Circuit issued an opinion reversing the dismissal of the Company and one former executive officer, affirming the dismissal of certain other former executive officers and remanding the action to the United States District Court for the Eastern District of Tennessee for proceedings consistent with the opinion. On March 22, 2024, the parties notified the District Court that they reached an agreement in principle to resolve this action for $13.7 million. Plaintiff will file a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures on or before May 6, 2024. The settlement is subject to both preliminary and final approval by the District Court. The Company's insurance carriers will fund the entire $13.7 million settlement amount. In connection with the pending settlement, management recorded a liability of $13.7 million in "Other current liabilities" and a corresponding $13.7 million receivable from the Company's insurance carriers in "Trade receivables, contract assets and other receivables, net" during the first quarter of 2024.

The Company's GEFCO, Inc. ("GEFCO") subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018, with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a

INDEX
rescission of the purchase contract, the plaintiff is seeking various relief including special and consequential damages. The original purchase price of the equipment was approximately $8.5 million. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. that generally mirrored the allegations in the GEFCO suit. In January 2023, the court allowed Astec Industries, Inc. to be added as a defendant to the GEFCO suit and, as a result, the separate suit against Astec Industries, Inc. was dismissed. The Company and GEFCO each dispute the plaintiffs' allegations and are vigorously defending the suit. On March 14, 2024, VenVer filed a motion to set a trial date, which is pending with the court. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

On October 5, 2023, a jury in the 355th Judicial District Court, Hood County, State of Texas, rendered a verdict against the Company's Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019, with additional defendants later added. All other defendants settled prior to trial except Telsmith. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of the Company's dealers. On December 19, 2023, a judgment was issued in the amount of $7.9 million (the “Judgment”) which takes into account credit for settlement amounts of all other defendants in this case. Based on the jury verdict, management recorded a loss contingency of $6.4 million in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss at that time. During the fourth quarter of 2023, the loss contingency was increased $1.5 million based on the Judgment to a total of $7.9 million for the year ended December 31, 2023. Telsmith filed a Motion for Judgment Notwithstanding the Verdict that the court denied on December 19, 2023. Telsmith filed a Motion for New Trial and Motion for Remittitur on January 18, 2024. The court denied Telsmith's motion for a new trial on February 9, 2024. On March 13, 2024, Telsmith filed a notice of appeal with the Texas Court of Appeals to appeal the Judgment by the district court. As of March 31, 2024, $8.1 million was the total loss contingency recorded inclusive of post-judgment interest which will continue to be incurred until the appeals process reaches a resolution.

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

INDEX
Note 8. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three-month periods ended March 31, 2024 and 2023 (excluding intercompany sales):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$100.4	$36.6	$—	$137.0	$108.2	$67.7	$—	$175.9
Parts and component sales	70.8	19.5	—	90.3	59.4	21.3	—	80.7
Service and equipment installation revenue	8.2	0.1	—	8.3	16.5	0.2	—	16.7
Used equipment sales	—	—	—	—	0.9	—	—	0.9
Freight revenue	5.7	1.9	—	7.6	6.9	2.1	—	9.0
Other	0.8	(0.8)	—	—	0.1	(2.2)	0.2	(1.9)
Total domestic revenue	185.9	57.3	—	243.2	192.0	89.1	0.2	281.3

Net Sales-International:
Equipment sales	8.3	30.2	—	38.5	15.3	24.3	—	39.6
Parts and component sales	7.6	16.4	—	24.0	7.2	15.7	—	22.9
Service and equipment installation revenue	0.2	2.6	—	2.8	0.5	1.6	—	2.1
Used equipment sales	—	—	—	—	—	0.8	—	0.8
Freight revenue	0.2	0.5	—	0.7	0.4	0.7	—	1.1
Other	—	—	—	—	0.1	—	—	0.1
Total international revenue	16.3	49.7	—	66.0	23.5	43.1	—	66.6
Total net sales	$202.2	$107.0	$—	$309.2	$215.5	$132.2	$0.2	$347.9

INDEX
Sales into major geographic regions were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
United States	$243.2	$281.3
Canada	18.9	21.8
Australia	9.3	9.7
Europe	9.0	11.0
Africa	9.0	8.1
Brazil	5.6	4.5
South America (Excluding Brazil)	5.0	5.6
Mexico	4.3	0.8
Asia	3.7	0.9
Central America (Excluding Mexico)	0.7	2.1
Other	0.5	2.1
Total foreign	66.0	66.6
Total net sales	$309.2	$347.9

As of March 31, 2024, the Company had contract assets of $3.1 million and contract liabilities, excluding customer deposits, of $4.9 million, including $1.1 million of deferred revenue related to extended warranties. As of December 31, 2023, the Company had contract assets of $3.7 million and contract liabilities, excluding customer deposits, of $5.6 million, including $0.8 million of deferred revenue related to extended warranties.

Note 9. Segment Information

The Company has two reportable segments, each of which comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's Australia and Latin America ("LatAm") sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category has moved to the Infrastructure Solutions segment.

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer ("CEO"), who is considered to be the CODM, to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. Beginning January 1, 2024, the Company's presentation of Segment Operating Adjusted EBITDA has been modified to exclude the net income or loss attributable to the noncontrolling interest and include intersegment profit.

Prior periods have been revised to reflect the changes for both the segment composition and the segment profit or loss metric calculation for comparability.

A brief description of each segment is as follows:

Infrastructure Solutions – Sites within the Infrastructure Solutions segment design, engineer, manufacture and market a complete line of asphalt plants, concrete plants and their related components and ancillary equipment, including industrial automation controls and telematics platforms, as well as supply asphalt road construction equipment, industrial thermal systems and other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations, while those located outside of North America service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt and concrete producers, highway and heavy equipment contractors, utility contractors, forestry and environmental recycling contractors and domestic and foreign governmental agencies.

Materials Solutions – Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites

INDEX
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

Corporate and Other – The Corporate and Other category consists primarily of the parent company and the captive which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites.

The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

Segment Information:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Revenues from external customers	$202.2	$107.0	$—	$309.2	$215.5	$132.2	$0.2	$347.9
Intersegment sales	6.8	0.5	—	7.3	6.6	0.4	—	7.0
Segment Operating Adjusted EBITDA	25.6	5.3	(12.0)	18.9	28.5	14.6	(7.9)	35.2

A reconciliation of total Segment Operating Adjusted EBITDA to the Company's "Net income attributable to controlling interest" is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Segment Operating Adjusted EBITDA	$18.9	$35.2
Adjustments:
Transformation program	(6.3)	(7.2)
Restructuring and other related charges	(0.1)	(7.1)
Gain on sale of property and equipment, net	0.9	3.4
Interest expense, net	(2.1)	(1.5)
Depreciation and amortization	(6.5)	(6.3)
Income tax provision	(1.4)	(4.4)
Net income attributable to controlling interest	$3.4	$12.1

Note 10. Strategic Transformation, Restructuring and Other Asset Gains and Charges

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

In addition, a lean manufacturing initiative at one of the Company's largest sites was largely completed during 2023. Certain capital investments related to this initiative are continuing in early 2024.

Total costs of $6.5 million were incurred related to these strategic transformation initiatives in the three months ended March 31, 2024, of which $6.4 million and $0.1 million are recorded in "Selling, general and administrative expenses" and "Cost of sales," respectively, in the Consolidated Statements of Operations. Costs totaling $7.2 million were incurred in the three months ended March 31, 2023 and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Capitalized implementation costs associated with the ERP implementation totaled $34.5 million, of which $3.9 million and $30.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of March 31, 2024. Capitalized implementation costs totaled $30.6 million, of which $3.3 million

INDEX
and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2023. Amortization of these capitalized implementation costs totaled $0.7 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, which is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. The Company reports asset impairment charges and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other asset (gains) charges, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring charges and net gain on sale of property and equipment are presented below:

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$—	$7.0
Costs associated with exited operations - Enid	0.1	0.1
Total restructuring related charges	0.1	7.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.9)	(3.4)
Total gain on sale of property and equipment, net	(0.9)	(3.4)

Restructuring and other asset (gains) charges, net	$(0.8)	$3.7

Restructuring charges by segment are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Infrastructure Solutions	$0.1	$1.0
Corporate and Other	—	6.1
Total restructuring related charges	$0.1	$7.1

Net gains on sale of property and equipment by segment are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Infrastructure Solutions	$(0.1)	$(3.4)
Materials Solutions	(0.8)	—
Total gain on sale of property and equipment, net	$(0.9)	$(3.4)

In January 2021, the Company announced plans to close the Tacoma, Washington facility in order to simplify and consolidate operations within the Infrastructure Solutions segment. The sale of the Tacoma facility's land, building and certain equipment assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring and other asset (gains) charges, net" in the Consolidated Statements of Operations.

Effective as of January 6, 2023, Mr. Barry A. Ruffalo's employment as President and CEO was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement"), pursuant to which Mr. Ruffalo was entitled to certain severance payments and benefits. During the first quarter of 2023, $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs, were recorded in "Restructuring and other asset (gains) charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also included a release and waiver by Mr. Ruffalo and other customary provisions.

INDEX
Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, in February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $5.2 million for employee termination costs, including equity award modifications, were incurred in the first quarter of 2023 and recorded in "Restructuring and other asset (gains) charges, net" in the Consolidated Statements of Operations. The related recovery of $0.8 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Note 11. Earnings Per Common Share

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023
Denominator:
Denominator for basic earnings per common share	22,762,098	22,655,821
Effect of dilutive securities	72,716	87,116
Denominator for diluted earnings per common share	22,834,814	22,742,937

Antidilutive securities excluded from the calculation of diluted earnings per share	14,130	63,949

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

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

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

Executive Summary

Highlights of our financial results for the three months ended March 31, 2024 as compared to the same period of the prior year include the following:

•Net sales were $309.2 million, a decrease of 11.1%

•Gross profit was $76.9 million, a decrease of 13.8%

•Income from operations decreased $11.3 million to $6.3 million

•Net income attributable to Astec decreased $8.7 million to $3.4 million

•Diluted earnings per share were $0.15, a decrease of 71.7%

•Backlog was $559.8 million, a decrease of 30.0%

Business Conditions and Trends

Strategic Transformation – We are undergoing a multi-year phased implementation of a standardized ERP system across our global organization, which will replace much of our existing disparate core financial systems. In addition to one manufacturing site and Corporate, which transitioned to the new ERP in 2023, we converted the operations of two additional manufacturing sites during April 2024. We anticipate incurring total costs associated with the ERP implementation in the range of $125 million to $150 million, with an estimated $25 to $30 million incurred per year, which such incurrence of expenses began in 2022 and is expected to continue through 2025.

In addition, we largely completed a lean manufacturing initiative at one of our largest sites during 2023. Certain capital investments related to this initiative are continuing in early 2024, which once completed, and along with the other elements of the initiative, are expected to drive improvement in gross margin at that site in the second half of 2024.

Total costs of $6.5 million were incurred related to these strategic transformation initiatives in the three months ended March 31, 2024, of which $6.4 million and $0.1 million are recorded in "Selling, general and administrative expenses" and "Cost of sales," respectively, in the Consolidated Statements of Operations. In the three months ended March 31, 2023, $7.2 million of costs

INDEX
related to these initiatives were incurred and are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, as of March 31, 2024, we have capitalized $34.5 million in deferred implementation costs associated with the ERP implementation that are being amortized ratably over the remaining contract term, of which $3.9 million and $30.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets" in the Consolidated Balance Sheets, respectively. Amortization of these capitalized implementation costs totaled $0.7 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, which is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Segment Changes – Our two reportable segments are comprised of sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, our Australia and LatAm sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category has moved to the Infrastructure Solutions segment. Prior periods have been revised to reflect the changes for the segment composition for comparability.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices, interest rates and geopolitical conflicts, among others.

Steel is a major component of our equipment. We anticipate that steel prices will remain at relatively high levels and that steel demand will remain relatively stable throughout 2024. Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. The markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Based on the current macroeconomic environment, including ongoing international conflicts, we anticipate that oil prices will remain at relatively high levels throughout 2024.

Elevated interest rates influence our customers' spending patterns, most notably impacting our dealer customers in the Materials Solutions segment. Interest rates have, in part, driven the decrease in our order backlog. Additionally, our revolving credit loans bear interest on a variable basis and are subject to market volatility. We anticipate continuing to utilize the revolving credit loans with greater frequency in the near term to support our working capital needs. As such, we expect our interest expense in the near term to remain at elevated levels.

In addition, other factors, including but not limited to industry and competitive environment conditions, overall financial performance, business specific events and market conditions, circumstances or events may affect the fair value of our goodwill reporting units. If these or other factors result in changes that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, we will test goodwill for impairment.

New or ongoing geopolitical conflicts may cause a downturn in the commercial and residential construction industries in which we operate, cause an increase in oil prices, damage a significant portion of our inventory or materially impair our ability to distribute our products to customers. We monitor, adjust and potentially cease our operations in affected jurisdictions to ensure compliance with any governmental actions made in response to such conflicts.

Results of Operations

Net Sales

Net sales for the first quarter of 2024 were $309.2 million compared to $347.9 million for the first quarter of 2023, a decrease of $38.7 million, or 11.1%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in (i) equipment sales of $40.0 million, (ii) service and equipment installation revenue of $7.7 million, (iii) freight revenue of $1.8 million and (iv) used equipment sales of $1.7 million. These decreases were partially offset by increases in parts and component sales and other revenue of $10.7 million and $1.8 million, respectively. Sales reported by our foreign subsidiaries in U.S. dollars for the first quarter of 2024 would have been $0.7 million higher had foreign exchange rates been the same as 2023 rates.

Domestic sales for the first quarter of 2024 were $243.2 million, or 78.7% of consolidated net sales, compared to $281.3 million, or 80.9% of consolidated net sales, for the first quarter of 2023, a decrease of $38.1 million, or 13.5%. Domestic sales decreased primarily due to decreases in (i) equipment sales of $38.9 million, (ii) service and equipment installation revenue of $8.4 million, (iii) freight revenue of $1.4 million and (iv) used equipment sales $0.9 million. These decreases were partially offset by increased parts and component sales and other revenue of $9.6 million and $1.9 million, respectively.

INDEX
International sales for the first quarter of 2024 were $66.0 million, or 21.3% of consolidated net sales, compared to $66.6 million, or 19.1% of consolidated net sales, for the first quarter of 2023, a decrease of $0.6 million, or 0.9%. International sales decreased primarily due to decreases in new and used equipment sales of $1.1 million and $0.8 million, respectively. These decreases were partially offset by increases in parts and component sale and service and equipment installation revenue of $1.1 million and $0.7 million, respectively.

Gross Profit

Gross profit for the first quarter of 2024 was $76.9 million, or 24.9% of net sales, as compared to $89.2 million, or 25.6% of net sales, for the first quarter of 2023, a decrease of $12.3 million or 13.8%. The impact of net unfavorable volume and mix was offset by favorable pricing with the decrease in gross profit primarily driven by (i) manufacturing inefficiencies of $5.2 million, (ii) $4.1 million of higher unfavorable inventory adjustments inclusive of an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023 that did not recur, (iii) higher inflation on materials, labor and overhead of $1.8 million and (iv) $1.0 million of increased net scrap expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million, or 5.2%, to $71.4 million, or 23.1% of net sales, for the first quarter of 2024, compared to $67.9 million, or 19.5% of net sales, for the first quarter of 2023. The increases in selling general and administrative expenses are primarily due to increased personnel-related costs of $4.1 million, which was largely driven by the recovery of share-based compensation expense in the prior year that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 of $2.4 million, and $3.0 million higher consulting and technology support costs. These increases were partially offset by lower exhibit and promotional costs of $2.1 million, primarily due to the triennial ConExpo industry trade show held in 2023 and reduced costs related to our strategic transformation program of $0.8 million.

Restructuring and Other Asset Gains and Charges, net

Restructuring and the net gain on sale of property and equipment for the three-month periods ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring charges:
Costs associated with leadership change and overhead restructuring	$—	$7.0
Costs associated with exited operations - Enid	0.1	0.1
Total restructuring related charges	0.1	7.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.9)	(3.4)
Total gain on sale of property and equipment, net	(0.9)	(3.4)

Restructuring and other asset (gains) charges, net	$(0.8)	$3.7

See Note 10, Strategic Transformation, Restructuring and Other Asset Gains and Charges of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $2.7 million was incurred in the three months ended March 31, 2024, as compared to $2.0 million in the three months ended March 31, 2023, primarily related to higher average outstanding borrowings on the Credit Facility in the first quarter of 2024 as compared to the same period in 2023 combined with higher interest rates.

Income Tax

Our income tax expense for the first quarter of 2024 was $1.4 million compared to $4.4 million for the first quarter of 2023. Our effective income tax rate was 29.8% for the first quarter of 2024 compared to 26.7% for the first quarter of 2023. The income tax

INDEX
expense for three months ended March 31, 2024 was lower compared to the same period in 2023, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

Backlog

The backlog of orders as of March 31, 2024 was $559.8 million compared to $800.2 million as of March 31, 2023, a decrease of $240.4 million, or 30.0%. Domestic backlog decreased $247.9 million, or 36.2%, partially offset by an increase in international backlog of $7.5 million, or 6.6%. The backlog decreased $99.8 million to $372.7 million in the Infrastructure Solutions segment and decreased $140.6 million to $187.1 million in the Materials Solutions segment.

Strong customer demand and logistics and manufacturing throughput disruptions in 2021 and 2022 resulted in a build of backlog, which peaked in late 2022. The order backlog began to decrease throughout 2023 driven by sales delivery outpacing new orders and is approaching a historical range. Macroeconomic factors such as higher inflation and increased interest rates, among other factors, have influenced customer ordering patterns and are expected to continue. We have experienced variability in the ordering patterns from our dealer customers, most notably in the Materials Solutions segment, as a result of these factors. In addition, our shorter production lead times allow for customers to place orders closer to when the equipment delivery is desired. In order to support sales delivery and maintain optimal backlog levels, we have completed prudent expansions of our production capacity at certain manufacturing sites that we anticipate will allow us to more effectively convert backlog to sales in the future with greater efficiency and shorter lead times.

Net Sales by Segment

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change
Infrastructure Solutions	$202.2	$215.5	$(13.3)	(6.2)%
Materials Solutions	107.0	132.2	(25.2)	(19.1)%
Corporate and Other	—	0.2	(0.2)	(100.0)%

Infrastructure Solutions

Sales in this segment were $202.2 million for the first quarter of 2024 compared to $215.5 million for the same period in 2023, a decrease of $13.3 million, or 6.2%. The decrease was primarily driven by net unfavorable volume and mix, partially offset by favorable pricing that generated decreased (i) equipment sales of $14.8 million, (ii) service and equipment installation revenue of $8.6 million, (iii) freight revenue of $1.4 million and (iv) used equipment sales of $0.9 million. These decreases were partially offset by higher parts and component sales of $11.8 million.

Domestic sales for the Infrastructure Solutions segment decreased $6.1 million, or 3.2%, for the first quarter of 2024 compared to the same period in 2023, primarily due to decreases in (i) service and equipment installation revenue of $8.3 million, (ii) equipment sales of $7.8 million, (iii) freight revenue of $1.2 million and (iv) used equipment sales of $0.9 million. These decreases were partially offset by higher parts and component sales of $11.4 million.

International sales for the Infrastructure Solutions segment decreased $7.2 million, or 30.6%, for the first quarter of 2024 compared to the same period in 2023, primarily due to decreased equipment sales of $7.0 million.

Materials Solutions

Sales in this segment were $107.0 million for the first quarter of 2024 compared to $132.2 million for the same period in 2023, a decrease of $25.2 million, or 19.1%. The decrease was primarily driven by net unfavorable volume and mix, partially offset by favorable pricing that generated decreased (i) equipment sales of $25.2 million, (ii) parts and component sales of $1.1 million and (iii) used equipment sales of $0.8 million. These decreases were partially offset by increased other revenue and service and equipment installation revenue of $1.4 million and $0.9 million, respectively.

Domestic sales for the Materials Solutions segment decreased by $31.8 million, or 35.7%, for the first quarter of 2024 compared to the same period in 2023, primarily driven by decreased equipment sales and parts and component sales of $31.1 million and $1.8 million, respectively. These decreases were partially offset by increased other revenue of $1.4 million.

International sales for the Materials Solutions segment increased $6.6 million, or 15.3%, for the first quarter of 2024 compared to the same period in 2023, primarily due to increases in (i) new equipment sales of $5.9 million, (ii) service and equipment installation revenue of $1.0 million and (iii) parts and component sales of $0.7 million. These increases were partially offset by decreased used equipment sales of $0.8 million.

INDEX
Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our CEO, who is considered to be the CODM, to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA, a non-GAAP financial measure, is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. This non-GAAP financial measure can be useful to investors in understanding operating results and the performance of our core business from management's perspective. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 9, Segment Information, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2024	2023
Infrastructure Solutions	$25.6	$28.5	$(2.9)	(10.2)%
Materials Solutions	5.3	14.6	(9.3)	(63.7)%
Corporate and Other	(12.0)	(7.9)	(4.1)	(51.9)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $25.6 million for the first quarter of 2024 compared to $28.5 million for the same period in 2023, a decrease of $2.9 million or 10.2%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) manufacturing inefficiencies of $3.8 million, (ii) an out-of-period benefit of $1.9 million associated with the correction of over-accruals of inventory-related expenses recorded in the first quarter of 2023 that did not recur, (iii) higher consulting and technology support costs of $1.4 million (iv) higher inflation on materials, labor and overhead of $1.0 million and (v) $1.0 million of increased net scrap expenses. These decreases were offset in part by higher gross profit of $4.8 million generated from favorable pricing partially offset by net unfavorable volume and mix and $1.5 million of lower exhibit and promotional costs primarily due to the triennial ConExpo industry trade show held in 2023.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $5.3 million for the first quarter of 2024 compared to $14.6 million for the same period in 2023, a decrease of $9.3 million, or 63.7%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) the impact of net unfavorable volume and mix, partially offset by favorable pricing that resulted in $3.6 million lower gross profit, (ii) higher unfavorable inventory adjustments of $2.2 million, (iii) manufacturing inefficiencies of $1.5 million, (iv) increased selling, general and administrative costs of $1.3 million and (v) the impact of higher inflation on materials, labor and overhead costs of $0.8 million.

Corporate and Other

Corporate and Other operations had net expenses of $12.0 million for the first quarter of 2024 compared to $7.9 million for the first quarter of 2023, an increase of $4.1 million, or 51.9%. The increase in net expenses was primarily driven by $3.6 million of higher general and administrative expenses, primarily due to the prior year recovery of share-based compensation expense that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 of $2.4 million as well as $1.4 million of higher consulting and technology support costs.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under the Credit Facility and cash flows from operations. As of March 31, 2024, our total liquidity was $170.5 million, consisting of $55.3 million of cash and cash equivalents available for operating purposes and $115.2 million available for additional borrowings under the Credit Facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $27.9 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, transformation initiatives, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future

INDEX
operations and available capacity under the Credit Facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of March 31, 2024.

We had $125.0 million in outstanding borrowings under the Credit Facilities as of March 31, 2024. Our outstanding letters of credit totaling $9.8 million decreased borrowing availability to $115.2 million under the revolving credit facility as of March 31, 2024. We anticipate continuing to utilize the Credit Facilities with more frequency in the near term to support our working capital needs. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near term to remain at elevated levels.

Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs and to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of March 31, 2024, open purchase obligations totaled $147.6 million, of which $142.8 million are expected to be fulfilled within the remainder of 2024.

We estimate that our capital expenditures will be between $25.0 million and $35.0 million for the year ending December 31, 2024, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(47.0)	$(19.2)
Net cash (used in) provided by investing activities	(5.9)	11.8
Net cash provided by (used in) financing activities	48.4	(16.2)
Effect of exchange rates on cash	(0.6)	0.1
Decrease in cash, cash equivalents and restricted cash	(5.1)	(23.5)
Cash, cash equivalents and restricted cash, end of period	$58.1	$42.5

Net cash used in operating activities

Net cash used in operating activities increased by $27.8 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher net cash usages for our operating assets and liabilities of $23.1 million and lower net income reduced by non-cash charges of $4.8 million. The increased net cash usage for our operating assets and liabilities were mainly driven by (i) the timing of collections on trade and other receivables of $34.6 million, which includes a $13.7 million receivable from our insurance carriers recorded in the first quarter of 2024 related to a pending litigation settlement, (ii) decreased employee-related liabilities of $7.0 million, (iii) decreased income tax liabilities of $3.5 million and (iv) the timing of inventory purchases of $3.4 million. The net usage was partially offset by timing impacts for accrued liabilities of $18.1 million, which includes $13.7 million related to a pending litigation settlement corresponding to the related receivable from our insurance carriers and customer deposits of $12.0 million, resulting in cash inflows.

Net cash (used in) provided by investing activities

Our investing activities used net cash of $5.9 million during the three months ended March 31, 2024 as compared to providing net cash of $11.8 million during the three months ended March 31, 2023, primarily due to the cash inflows from the sale of the

INDEX
Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023. Additionally, capital expenditures decreased $2.2 million during the three months ended March 31, 2024 as compared to the same period of 2023.

Net cash provided by (used in) financing activities

Our financing activities provided net cash of $48.4 million during the three months ended March 31, 2024 as compared to a net cash use of $16.2 million during the three months ended March 31, 2023, primarily due to increased borrowings, net of repayments, of $63.6 million.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the first quarter of both 2024 and 2023.

Share Repurchases

As announced on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of March 31, 2024, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended March 31, 2024; however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets increased to $778.8 million as of March 31, 2024 from $719.5 million as of December 31, 2023, an increase of $59.3 million, or 8.2%, due primarily to increases of $39.3 million in trade and other receivables, which includes a $13.7 million receivable from our insurance carriers recorded in the first quarter of 2024 related to a pending litigation settlement, and $28.4 million in inventory, partially offset by decreases of $5.1 million in cash, cash equivalents and restricted cash and $3.1 million in prepaid and refundable income taxes.

Our total current liabilities increased to $310.4 million as of March 31, 2024 from $299.0 million as of December 31, 2023, an increase of $11.4 million, or 3.8%, due primarily to net increases of $11.3 million in other current liabilities, which includes $13.7 million related to a pending litigation settlement corresponding to the related receivable from our insurance carriers, and $9.8 million in customer deposits, partially offset by decreases of $8.0 million in accrued employee related liabilities and $1.4 million in short-term debt.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States, the ERP at Corporate and one manufacturing site and the consolidations and reporting module.

INDEX
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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of our business. Other than as set forth in Note 7, Commitments and Contingencies, to the unaudited consolidated financial statements and "Part I, Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2023, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Interim Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Interim Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 2, 2024	/s/ Heinrich H. Jonker
Heinrich H. Jonker Interim Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2024	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)