Form 10-Q
period 2024-06-30
ASTEC INDUSTRIES INC
filed 2024-08-08
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of August 2, 2024, there were 22,800,581 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$63.2	$63.2
Investments	5.2	5.7
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $5.5 and $4.0, respectively	218.2	152.7
Inventories	455.3	455.6
Prepaid and refundable income taxes	12.5	14.6
Prepaid expenses and other assets	24.4	27.7
Total current assets	778.8	719.5
Property and equipment, net of accumulated depreciation of $255.2 and $248.1, respectively	186.9	187.6
Investments	17.2	13.8
Goodwill	25.6	46.3
Intangible assets, net of accumulated amortization of $53.5 and $51.3, respectively	13.7	16.4
Deferred income tax assets	43.3	37.5
Other long-term assets	41.5	38.2
Total assets	$1,107.0	$1,059.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$0.1
Short-term debt	13.2	11.0
Accounts payable	102.6	116.9
Customer deposits	89.1	70.2
Accrued product warranty	15.4	16.5
Accrued employee related liabilities	31.9	44.1
Accrued loss reserves	2.0	2.7
Other current liabilities	57.0	37.5
Total current liabilities	311.2	299.0
Long-term debt	125.0	72.0
Deferred income tax liabilities	1.6	1.1
Other long-term liabilities	35.9	33.5
Total liabilities	473.7	405.6
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,800,581 as of June 30, 2024 and 22,740,635 as of December 31, 2023	4.6	4.5
Additional paid-in capital	140.3	138.4
Accumulated other comprehensive loss	(43.7)	(38.1)
Company stock held by deferred compensation programs, at cost	(0.7)	(0.8)
Retained earnings	532.8	549.4
Shareholders' equity	633.3	653.4
Noncontrolling interest	—	0.3
Total equity	633.3	653.7
Total liabilities and equity	$1,107.0	$1,059.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$345.5	$350.0	$654.7	$697.9
Cost of sales	264.2	267.1	496.5	525.8
Gross profit	81.3	82.9	158.2	172.1
Selling, general and administrative expenses	71.1	64.5	142.5	132.4
Goodwill impairment	20.2	—	20.2	—
Restructuring, other impairment and asset charges, net	0.7	1.1	(0.1)	4.8
(Loss) income from operations	(10.7)	17.3	(4.4)	34.9
Other expenses, net:
Interest expense	(3.1)	(2.0)	(5.8)	(4.0)
Interest income	0.4	0.5	1.0	1.0
Other (expenses) income, net	(0.3)	0.1	0.2	0.5
(Loss) income before income taxes	(13.7)	15.9	(9.0)	32.4
Income tax provision	0.3	2.7	1.7	7.1
Net (loss) income	(14.0)	13.2	(10.7)	25.3
Net (income) loss attributable to noncontrolling interest	—	(0.1)	0.1	(0.1)
Net (loss) income attributable to controlling interest	$(14.0)	$13.1	$(10.6)	$25.2
Per share data:
(Loss) earnings per common share - Basic	$(0.61)	$0.58	$(0.47)	$1.11
(Loss) earnings per common share - Diluted	$(0.61)	$0.58	$(0.47)	$1.11
Weighted average shares outstanding - Basic	22,796,729	22,723,748	22,779,414	22,689,990
Weighted average shares outstanding - Diluted	22,796,729	22,769,447	22,779,414	22,772,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(14.0)	$13.2	$(10.7)	$25.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.4)	0.5	(5.8)	0.6
Other comprehensive (loss) income	(1.4)	0.5	(5.8)	0.6
Comprehensive (loss) income	(15.4)	13.7	(16.5)	25.9
Comprehensive loss (income) attributable to noncontrolling interest	0.2	(0.1)	0.3	(0.2)
Comprehensive (loss) income attributable to controlling interest	$(15.2)	$13.6	$(16.2)	$25.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(10.7)	$25.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13.1	12.5
Provision for credit losses	1.9	0.2
Provision for warranties	8.7	10.6
Deferred compensation (benefit) expense	(0.2)	0.1
Share-based compensation	2.3	2.2
Deferred tax benefit	(5.3)	(4.7)
Gain on disposition of property and equipment, net	(1.1)	(3.5)
Goodwill impairment	20.2	—
Other impairment charges	—	0.8
Amortization of debt issuance costs	0.2	0.2
Distributions to deferred compensation programs' participants	(0.5)	(0.4)
Change in operating assets and liabilities:
Purchase of trading securities, net	(2.3)	(1.1)
Receivables and other contract assets	(68.6)	9.7
Inventories	(1.7)	(37.2)
Prepaid expenses	3.2	5.7
Other assets	(3.2)	(8.3)
Accounts payable	(12.8)	1.3
Accrued loss reserves	(0.1)	0.6
Accrued employee related liabilities	(12.0)	1.6
Other accrued liabilities	20.4	(7.4)
Accrued product warranty	(9.7)	(6.0)
Customer deposits	19.0	(11.4)
Income taxes payable/prepaid	3.1	6.7
Net cash used in operating activities	(36.1)	(2.5)
Cash flows from investing activities:
Expenditures for property and equipment	(13.4)	(17.1)
Proceeds from sale of property and equipment	1.1	20.1
Purchase of investments	(0.7)	(0.5)
Sale of investments	0.4	0.1
Net cash (used in) provided by investing activities	(12.6)	2.6

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Payment of dividends	(5.9)	(5.9)
Proceeds from borrowings on credit facilities and bank loans	107.2	113.6
Repayments of borrowings on credit facilities and bank loans	(51.4)	(128.1)
Sale of Company stock by deferred compensation programs, net	0.1	—
Withholding tax paid upon vesting of share-based compensation awards	(0.5)	(1.6)
Net cash provided by (used in) financing activities	49.5	(22.0)
Effect of exchange rates on cash	(0.8)	0.4
(Decrease) increase in cash, cash equivalents and restricted cash	—	(21.5)
Cash, cash equivalents and restricted cash, beginning of period	63.2	66.0
Cash, cash equivalents and restricted cash, end of period	$63.2	$44.5

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$3.8	$2.6
Income taxes paid	$4.4	$5.5

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.6	$0.5

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.9	$0.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	3.4	(0.1)	3.3
Other comprehensive loss	—	—	—	(4.4)	—	—	—	(4.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.2	—	—	—	—	1.2
Issuance of common stock under incentive plan	24,328	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2024	22,764,963	$4.5	$139.3	$(42.5)	$(0.8)	$549.8	$0.2	$650.5
Net loss	—	—	—	—	—	(14.0)	—	(14.0)
Other comprehensive loss	—	—	—	(1.2)	—	—	(0.2)	(1.4)
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of common stock under incentive plan	35,618	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2024	22,800,581	$4.6	$140.3	$(43.7)	$(0.7)	$532.8	$—	$633.3

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	12.1	—	12.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Dividends ($0.13 per share)	—	—	—	—	—	(2.9)	—	(2.9)
Share-based compensation	—	—	0.8	—	—	—	—	0.8
Issuance of common stock under incentive plan	66,536	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.4)	—	—	—	—	(1.4)
Balance, March 31, 2023	22,690,567	$4.5	$135.2	$(40.1)	$(1.1)	$537.0	$0.1	$635.6
Net income	—	—	—	—	—	13.1	0.1	13.2
Other comprehensive income	—	—	—	0.5	—	—	—	0.5
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	46,003	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.2)	—	—	—	—	(0.2)
Balance, June 30, 2023	22,736,570	$4.5	$136.4	$(39.6)	$(1.1)	$547.1	$0.2	$647.5

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023, the financial position as of June 30, 2024 and December 31, 2023 and the cash flows for the six months ended June 30, 2024 and 2023, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

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

Inventories consist of the following:

(in millions)	June 30, 2024	December 31, 2023
Raw materials and parts	$286.7	$298.6
Work-in-process	94.5	87.1
Finished goods	72.4	68.3
Used equipment	1.7	1.6
Total	$455.3	$455.6

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2024 and December 31, 2023 are Level 1 and Level 2 in the fair value hierarchy defined above:

	June 30, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.9	$—	$4.9
Preferred stocks	0.3	—	0.3
Equity funds	0.5	—	0.5
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	2.5	2.5
U.S. government securities	2.9	—	2.9
Asset-backed securities	—	5.5	5.5
Exchange traded funds	1.2	—	1.2
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.4	0.6
Total financial assets	$13.6	$8.8	$22.4
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.0	$6.0
Total financial liabilities	$—	$6.0	$6.0

INDEX

	December 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.2	$—	$4.2
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	3.4	—	3.4
Agency bonds	—	2.5	2.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.0	4.0
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.0	$7.5	$19.5
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	5.5	5.5
Total financial liabilities	$—	$5.6	$5.6

Note 4. Goodwill

During the second quarter of 2024, the Company identified that indicators of goodwill impairment were present due to current macroeconomic conditions, including declines in the Company's publicly quoted share price and increased interest rates, as well as lower than expected operating results. These factors indicated that one or more of the Company's reporting units may have fallen below their carrying amounts. A qualitative assessment on all reporting units was performed and the Company concluded that a further quantitative analysis was required for the Materials Solutions reporting unit.

The Company determined the fair value of the Materials Solutions reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The significant assumptions used under the discounted cash flow method are projected net sales, projected earnings before interest, tax, depreciation and amortization ("EBITDA"), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. A change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying value of the reporting unit exceeding its fair value. For the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and related valuation multiples used in the market analysis.

Based on the quantitative impairment test, the Company determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, the Company recognized a pre-tax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit.

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

INDEX
records a liability at the time product sales are recorded. The product warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reserve balance, beginning of the period	$16.2	$12.4	$16.5	$11.9
Warranty liabilities accrued	4.5	6.7	8.7	10.6
Warranty liabilities settled	(5.2)	(2.6)	(9.7)	(6.0)
Other	(0.1)	—	(0.1)	—
Reserve balance, end of the period	$15.4	$16.5	$15.4	$16.5

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $7.1 million and $7.2 million as of June 30, 2024 and December 31, 2023, respectively, of which $5.1 million and $4.5 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Note 7. Income Taxes

For the three months ended June 30, 2024, the Company recorded an income tax provision of $0.3 million, reflecting a (2.2)% effective tax rate, compared to $2.7 million for the three months ended June 30, 2023, reflecting a 17.0% effective tax rate. The income tax expense for the three months ended June 30, 2024 was lower compared to the same period in 2023 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

For the six months ended June 30, 2024, the Company recorded an income tax provision of $1.7 million, reflecting a (18.9)% effective tax rate, compared to $7.1 million for the six months ended June 30, 2023, reflecting a 21.9% effective tax rate. The income tax expense for the six months ended June 30, 2024 was lower compared to the same period in 2023, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

The Company's recorded liability for uncertain tax positions was $13.4 million and $13.0 million as of June 30, 2024 and December 31, 2023, respectively. The increase is the result of $0.4 million of incremental reserves associated with a research and development credit generated during 2024. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of June 30, 2024, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $0.9 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. These arrangements expire at various dates through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2024), on certain past customer equipment purchases that were financed by an outside finance

INDEX
company. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.4 million and $0.6 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facility"), which outstanding letters of credit totaled $9.8 million as of June 30, 2024. The outstanding letters of credit expire at various dates through April 2025. Unused letters of credit under the Credit Facility are $20.2 million as of June 30, 2024. The Company is additionally contingently liable for a total of $5.1 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $3.3 million are secured by separate credit facilities with various financial institutions as of June 30, 2024. As of June 30, 2024, there were $13.1 million of unused letters of credit under such separate credit facilities.

The Company and certain of its former executive officers were named as defendants in a putative shareholder class action lawsuit filed on February 1, 2019, as amended on August 26, 2019, in the United States District Court for the Eastern District of Tennessee. The action is styled City of Taylor General Employees Retirement System v. Astec Industries, Inc., et al., Case No. 1:19-cv-24-CEA-CHS. The complaint generally alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and that the individual defendants were control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of shareholders who purchased stock of the Company between July 26, 2016 and October 22, 2018 and sought monetary damages on behalf of the purported class. On March 22, 2024, the parties notified the court that they reached an agreement in principle to resolve this action for $13.7 million. On May 16, 2024, the court entered an order preliminarily approving the settlement and establishing notice procedures and set a final settlement approval hearing for September 5, 2024. The Company's insurance carriers will fund the entire $13.7 million settlement amount. In connection with the pending settlement, management recorded a liability of $13.7 million in "Other current liabilities" and a corresponding $13.7 million receivable from the Company's insurance carriers in "Trade receivables, contract assets and other receivables, net" during the first quarter of 2024.

The Company's GEFCO, Inc. ("GEFCO") subsidiary has been named a defendant in a lawsuit originally filed on August 16, 2018, with an amended complaint filed on January 25, 2019, in the United States District Court for the Western District of Oklahoma. The action is styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., Case No. CIV-18-790-SLP. The complaint alleges breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. In addition to seeking a rescission of the purchase contract, the plaintiff is seeking various relief including special and consequential damages. The original purchase price of the equipment was approximately $8.5 million. On July 7, 2020, the plaintiffs filed a separate lawsuit directly against Astec Industries, Inc. that generally mirrored the allegations in the GEFCO suit. In January 2023, the court allowed Astec Industries, Inc. to be added as a defendant to the GEFCO suit and, as a result, the separate suit against Astec Industries, Inc. was dismissed. The Company and GEFCO each dispute the plaintiffs' allegations and are vigorously defending the suit. On March 14, 2024, VenVer filed a motion to set a trial date, which is pending with the court. The Company is unable to determine whether or not a future loss will be incurred due to this litigation or estimate the possible loss or range of loss, if any, at this time.

On October 5, 2023, a jury in the 355th Judicial District Court, Hood County, State of Texas, rendered a verdict against the Company's Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019, with additional defendants later added. All other defendants settled prior to trial except Telsmith. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of the Company's dealers. On December 19, 2023, a judgment was issued in the amount of $7.9 million (the "Judgment") which takes into account credit for settlement amounts of all other defendants in this case. Based on the jury verdict, management recorded a loss contingency of $6.4 million in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss at that time. During the fourth quarter of 2023, the loss contingency was increased $1.5 million based on the Judgment to a total of $7.9 million for the year ended December 31, 2023. Telsmith filed a Motion for Judgment Notwithstanding the Verdict that the court denied on December 19, 2023. Telsmith filed a Motion for New Trial and Motion for Remittitur on January 18, 2024. The court denied Telsmith's motion for a new trial on February 9, 2024. On March 13, 2024, Telsmith filed a notice of appeal with the Texas Court of Appeals to appeal the Judgment by the district court. As of June 30, 2024, $8.2 million was the total loss contingency recorded inclusive of post-judgment interest which will continue to be incurred until the appeals process reaches a resolution.

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

INDEX
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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six-month periods ended June 30, 2024 and 2023 (excluding intercompany sales):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$148.9	$44.7	$—	$193.6	$113.7	$75.4	$—	$189.1
Parts and component sales	47.2	20.4	—	67.6	50.3	22.3	—	72.6
Service and equipment installation revenue	5.2	0.2	—	5.4	18.0	0.2	—	18.2
Used equipment sales	0.1	—	—	0.1	1.7	—	—	1.7
Freight revenue	5.3	1.7	—	7.0	5.3	2.4	—	7.7
Other	0.5	(2.1)	—	(1.6)	0.2	(2.9)	(0.2)	(2.9)
Total domestic revenue	207.2	64.9	—	272.1	189.2	97.4	(0.2)	286.4

Net Sales-International:
Equipment sales	9.6	38.5	—	48.1	6.2	33.2	—	39.4
Parts and component sales	4.1	17.0	—	21.1	3.5	16.0	—	19.5
Service and equipment installation revenue	0.2	2.8	—	3.0	0.3	2.5	—	2.8
Used equipment sales	—	—	—	—	—	0.6	—	0.6
Freight revenue	0.3	0.9	—	1.2	0.2	1.1	—	1.3
Other	—	—	—	—	—	—	—	—
Total international revenue	14.2	59.2	—	73.4	10.2	53.4	—	63.6
Total net sales	$221.4	$124.1	$—	$345.5	$199.4	$150.8	$(0.2)	$350.0

INDEX

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total	Infrastructure Solutions	Materials Solutions	Corporate and Other	Total
Net Sales-Domestic:
Equipment sales	$249.3	$81.3	$—	$330.6	$221.9	$143.1	$—	$365.0
Parts and component sales	118.0	39.9	—	157.9	109.7	43.6	—	153.3
Service and equipment installation revenue	13.4	0.3	—	13.7	34.5	0.4	—	34.9
Used equipment sales	0.1	—	—	0.1	2.6	—	—	2.6
Freight revenue	11.0	3.6	—	14.6	12.2	4.5	—	16.7
Other	1.3	(2.9)	—	(1.6)	0.3	(5.1)	—	(4.8)
Total domestic revenue	393.1	122.2	—	515.3	381.2	186.5	—	567.7

Net Sales-International:
Equipment sales	17.9	68.7	—	86.6	21.5	57.5	—	79.0
Parts and component sales	11.7	33.4	—	45.1	10.7	31.7	—	42.4
Service and equipment installation revenue	0.4	5.4	—	5.8	0.8	4.1	—	4.9
Used equipment sales	—	—	—	—	—	1.4	—	1.4
Freight revenue	0.5	1.4	—	1.9	0.6	1.8	—	2.4
Other	—	—	—	—	0.1	—	—	0.1
Total international revenue	30.5	108.9	—	139.4	33.7	96.5	—	130.2
Total net sales	$423.6	$231.1	$—	$654.7	$414.9	$283.0	$—	$697.9

INDEX
Sales into major geographic regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
United States	$272.1	$286.4	$515.3	$567.7
Canada	22.7	13.5	41.6	35.3
Africa	12.2	9.9	21.2	18.0
Australia	10.0	14.1	19.3	23.8
Europe	7.7	5.5	16.7	16.5
Mexico	6.6	2.0	10.9	2.8
Brazil	5.8	9.3	11.4	13.8
Asia	3.9	2.8	7.6	3.7
South America (Excluding Brazil)	3.2	3.7	8.2	9.3
Central America (Excluding Mexico)	0.7	1.0	1.4	3.1
Other	0.6	1.8	1.1	3.9
Total foreign	73.4	63.6	139.4	130.2
Total net sales	$345.5	$350.0	$654.7	$697.9

As of June 30, 2024, the Company had contract assets of $4.1 million and contract liabilities, excluding customer deposits, of $6.8 million, including $0.9 million of deferred revenue related to extended warranties. As of December 31, 2023, the Company had contract assets of $3.7 million and contract liabilities, excluding customer deposits, of $5.6 million, including $0.8 million of deferred revenue related to extended warranties.

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

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer ("CEO"), who is considered to be the CODM, to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. Beginning January 1, 2024, the Company's presentation of Segment Operating Adjusted EBITDA has been modified to exclude the net income or loss attributable to the noncontrolling interest and include intersegment profit.

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

Materials Solutions – Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites

INDEX
within the Materials Solutions segment are primarily manufacturing operations, with the AME, Australia and LatAm sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Corporate and Other – The Corporate and Other category consists primarily of the parent company and the captive which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the reporting segments. The parent company and the captive insurance company provide support and corporate oversight for other sites.

Segment Information: The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

The Company has revised its presentation for the prior periods below to remove the presentation of Corporate and Other in conjunction with the reportable segment results and reconcile the total of the reportable segments’ revenues from external customers and measure of profit or loss to "Net sales" and "(Loss) income before income taxes", respectively, whereby Corporate and Other costs, net of eliminations, have been removed from total reportable segments’ revenues from external customers and Segment Operating Adjusted EBITDA and included in the reconciliations to "Net sales" and "(Loss) income before income taxes", respectively.

INDEX
Segment information for the Company’s reportable segments and related reconciliations are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues from external customers
Infrastructure Solutions	$221.4	$199.4	$423.6	$414.9
Materials Solutions	124.1	150.8	231.1	283.0
Revenues from external customers - reportable segments	345.5	350.2	654.7	697.9
Corporate and Other	—	(0.2)	—	—
Net sales	$345.5	$350.0	$654.7	$697.9

Intersegment revenues
Infrastructure Solutions	$8.9	$10.1	$15.7	$16.7
Materials Solutions	0.9	0.3	1.4	0.7
Intersegment revenues	$9.8	$10.4	$17.1	$17.4

Segment Operating Adjusted EBITDA
Infrastructure Solutions	$27.2	$25.7	$52.8	$54.2
Materials Solutions	10.2	18.3	15.5	32.9
Segment Operating Adjusted EBITDA - reportable segments	37.4	44.0	68.3	87.1
Reconciliation of Segment Operating Adjusted EBITDA to "(Loss) income before income taxes"
Corporate and Other	(9.8)	(11.8)	(21.8)	(19.7)
Transformation program	(11.1)	(7.6)	(17.4)	(14.8)
Restructuring and other related charges	(0.9)	(0.4)	(1.0)	(7.5)
Goodwill impairment	(20.2)	—	(20.2)	—
Other impairment charges	—	(0.8)	—	(0.8)
Gain on sale of property and equipment, net	0.2	0.1	1.1	3.5
Interest expense, net	(2.7)	(1.5)	(4.8)	(3.0)
Depreciation and amortization	(6.6)	(6.2)	(13.1)	(12.5)
Net income (loss) attributable to noncontrolling interest	—	0.1	(0.1)	0.1
(Loss) income before income taxes	$(13.7)	$15.9	$(9.0)	$32.4

Note 11. Strategic Transformation, Restructuring, Impairment and Other Asset Charges, net

The Company's strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP"), which is replacing much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees.

In addition, a lean manufacturing initiative at one of the Company's largest sites was largely completed during 2023 with certain capital investments finalized in early 2024.

Capitalized implementation costs associated with the ERP implementation totaled $33.8 million, of which $3.8 million and $30.0 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of June 30, 2024. Capitalized implementation costs totaled $30.6 million, of which $3.3 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2023.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Strategic transformation programs
Selling, general and administrative expenses	$11.0	$7.7	$17.4	$14.9
Cost of sales	0.2	0.1	0.3	0.1
Total costs related to strategic transformation initiatives	$11.2	$7.8	$17.7	$15.0

Amortization of capitalized implementation costs (a)	$1.0	$0.4	$1.7	$0.5
(a) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring, asset impairment charges and the net gain on sale of property and equipment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Restructuring charges:
Workforce reductions	$0.9	$—	$0.9	$—
Costs associated with leadership change and overhead restructuring	—	0.3	—	7.3
Costs associated with exited operations – Enid	—	0.1	0.1	0.2
Total restructuring related charges	0.9	0.4	1.0	7.5

Asset impairment charges:
Other impairment charges	—	0.8	—	0.8
Total asset impairment charges	—	0.8	—	0.8

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(0.1)	(1.1)	(3.5)
Total gain on sale of property and equipment, net	(0.2)	(0.1)	(1.1)	(3.5)

Restructuring, other impairment and asset charges, net	$0.7	$1.1	$(0.1)	$4.8

Restructuring charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Infrastructure Solutions	$0.4	$—	$0.5	$1.0
Materials Solutions	0.3	0.1	0.3	0.1
Corporate and Other	0.2	0.3	0.2	6.4
Total restructuring related charges	$0.9	$0.4	$1.0	$7.5

INDEX
Asset impairment charges by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Corporate and Other	$—	$0.8	$—	$0.8
Total asset impairment charges	$—	$0.8	$—	$0.8

Net gains on sale of property and equipment by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Infrastructure Solutions	$(0.2)	$—	$(0.3)	$(3.4)
Materials Solutions	—	—	(0.8)	—
Corporate and Other	—	(0.1)	—	(0.1)
Total gain on sale of property and equipment, net	$(0.2)	$(0.1)	$(1.1)	$(3.5)

In January 2021, the Company announced plans to close the Tacoma, Washington facility in order to simplify and consolidate operations within the Infrastructure Solutions segment. The sale of the Tacoma facility's land, building and certain equipment assets was completed in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations.

Effective as of January 6, 2023, Mr. Barry A. Ruffalo's employment as President and CEO was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement"), pursuant to which Mr. Ruffalo was entitled to certain severance payments and benefits. During the first quarter of 2023, $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs, were recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also included a release and waiver by Mr. Ruffalo and other customary provisions.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company effected workforce reductions during the second quarter of 2024, whereby charges of $0.9 million were incurred during the three months ended June 30, 2024 and recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. In February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Charges of $0.3 million and $5.5 million for employee termination costs, including equity award modifications, were incurred in three and six months ended June 30, 2023, respectively, and recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. The related recovery of $0.2 million and $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the three and six months ended June 30, 2023, respectively.

Asset impairment charges of $0.8 million were incurred related to abandoned in-process internally developed software that was determined to be impaired during the second quarter of 2023.

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

INDEX
The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Denominator:
Denominator for basic earnings per common share	22,796,729	22,723,748	22,779,414	22,689,990
Effect of dilutive securities	—	45,699	—	82,242
Denominator for diluted earnings per common share	22,796,729	22,769,447	22,779,414	22,772,232

Antidilutive securities excluded from the calculation of diluted earnings per share	93,306	67,074	90,076	49,840

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

Executive Summary

Highlights of our financial results for the three months ended June 30, 2024 as compared to the same period of the prior year include the following:

•Net sales were $345.5 million, a decrease of 1.3%

•Gross profit was $81.3 million, a decrease of 1.9%

•Results include a pre-tax non-cash goodwill impairment charge of $20.2 million

•Income from operations decreased $28.0 million to a loss of $10.7 million

•Net income attributable to Astec decreased $27.1 million to a loss of $14.0 million

•Diluted loss per share was $0.61, a decrease of 205.2%

•Backlog was $531.1 million, a decrease of 22.9%

Business Conditions and Trends

Strategic Transformation – We are undergoing a multi-year phased implementation of a standardized ERP system across our global organization, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our locations in the United States and converted the operations of three manufacturing sites along with Corporate, two of which occurred during the second quarter of 2024. We are changing the pace of deployment of future site conversions in order to improve efficiencies and reduce business disruptions at each manufacturing site, which will have the effect of reducing the scope to exclude sites outside North America. With these modifications, we expect the project to conclude in 2027 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the second quarter of 2024, we have incurred total implementation costs of approximately $119 million. Annual costs are expected to peak in 2024 to a range of $40 to $45 million and decrease annually each year through the final implementations in 2027.

INDEX
In addition, a lean manufacturing initiative at one of our largest sites was largely completed during 2023 with certain capital investments finalized in early 2024. These investments, along with the other elements of the initiative, are expected to drive improvement in gross margin at that site in the second half of 2024.

See Note 11, Strategic Transformation, Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Goodwill Impairment – During the second quarter of 2024, we identified that indicators of goodwill impairment were present due to current macroeconomic conditions, including declines in our publicly quoted share price and increased interest rates, as well as lower than expected operating results. These factors indicated that one or more of our reporting units may have fallen below their carrying amounts. We performed a qualitative assessment on all reporting units concluded that a further quantitative analysis was required for the Materials Solutions reporting unit. Based on the quantitative impairment test, we determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pre-tax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit.

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

Steel is a major component of our equipment. We anticipate that steel prices will remain consistent, and that steel demand will remain relatively stable throughout the remainder of 2024. Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. The markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Based on the current macroeconomic environment, including ongoing international conflicts, we anticipate that oil prices will remain at relatively high levels throughout the remainder of 2024.

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

Results of Operations

Net Sales

Net sales for the second quarter of 2024 were $345.5 million compared to $350.0 million for the second quarter of 2023, a decrease of $4.5 million, or 1.3%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in (i) service and equipment installation revenue of $12.6 million, (ii) parts and component sales of $3.4 million and (iii) used equipment sales of $2.2 million. These decreases were partially offset by increases in equipment sales and other revenue of $13.2 million and $1.3 million, respectively. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2024 would have been $0.5 million higher had second quarter 2024 foreign exchange rates been the same as second quarter 2023 rates.

Net sales for the first six months of 2024 were $654.7 million compared to $697.9 million for the first six months of 2023, a decrease of $43.2 million, or 6.2%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in (i) equipment sales of $26.8 million, (ii) service and equipment installation

INDEX
revenue of $20.3 million, (iii) used equipment of $3.9 million and (iv) freight revenue of $2.6 million. These decreases were partially offset by an increase in parts and component sales and other revenue of $7.3 million and $3.1 million, respectively. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2024 would have been $1.2 million higher had the first six months of 2024 foreign exchange rates been the same as the first six months of 2023 rates.

Domestic sales for the second quarter of 2024 were $272.1 million, or 78.8% of consolidated net sales, compared to $286.4 million, or 81.8% of consolidated net sales, for the second quarter of 2023, a decrease of $14.3 million, or 5.0%. Domestic sales decreased primarily due to decreases in (i) service and equipment installation revenue of $12.8 million, (ii) parts and components sales of $5.0 million and (iii) used equipment sales of $1.6 million. These decreases were partially offset by increases in equipment sales and other revenue of $4.5 million and $1.3 million, respectively.

Domestic sales for the first six months of 2024 were $515.3 million, or 78.7% of consolidated net sales, compared to $567.7 million, or 81.3% of consolidated net sales, for the first six months of 2023, a decrease of $52.4 million, or 9.2%. Domestic sales decreased primarily due to decreases in (i) equipment sales of $34.4 million, (ii) service and equipment installation revenue of $21.2 million, (iii) used equipment sales of $2.5 million and (iv) freight revenue of $2.1 million. These decreases were partially offset by increases in parts and component sales and other revenue of $4.6 million and $3.2 million, respectively.

International sales for the second quarter of 2024 were $73.4 million, or 21.2% of consolidated net sales, compared to $63.6 million, or 18.2% of consolidated net sales, for the second quarter of 2023, an increase of $9.8 million, or 15.4%. International sales increased primarily due to increases in equipment sales and parts and component sales of $8.7 million and $1.6 million, respectively.

International sales for the first six months of 2024 were $139.4 million, or 21.3% of consolidated net sales, compared to $130.2 million, or 18.7% of consolidated net sales, for the first six months of 2023, an increase of $9.2 million, or 7.1%. International sales increased primarily due to increases in equipment sales and parts and component sales of $7.6 million and $2.7 million, respectively. These increases were partially offset by decreased used equipment sales of $1.4 million.

Gross Profit

Gross profit for the second quarter of 2024 was $81.3 million, or 23.5% of net sales, as compared to $82.9 million, or 23.7% of net sales, for the second quarter of 2023, a decrease of $1.6 million, or 1.9%. The decrease was primarily driven by (i) manufacturing inefficiencies of $13.6 million, (ii) the impact of inflation on materials, labor and overhead of $3.7 million and (iii) increased net scrap expenses of $0.9 million. These decreases were partially offset by (i) the sales impact of favorable pricing partially offset by net unfavorable volume and mix of $10.6 million, (ii) a net favorable impact of inventory adjustments of $3.7 million and (iii) reduced warranty program costs of $2.3 million.

Gross profit for the first six months of 2024 was $158.2 million, or 24.2% of net sales, as compared to $172.1 million, or 24.7% of net sales, for the first six months of 2023, a decrease of $13.9 million, or 8.1%. The decrease was primarily driven by (i) manufacturing inefficiencies of $18.0 million, (ii) the impact of inflation on materials, labor and overhead of $5.5 million and (iii) increased net scrap expenses of $1.9 million. The net favorable sales impact from pricing partially offset by unfavorable volume and mix of $9.9 million and reduced warranty program costs of $1.6 million offset a portion of the decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.6 million, or 10.2%, to $71.1 million, or 20.6% of net sales, for the second quarter of 2024, compared to $64.5 million, or 18.4% of net sales, for the second quarter of 2023. The increases in selling general and administrative expenses are primarily due to (i) higher costs related to our strategic transformation program of $3.3 million, (ii) higher technology support costs and certain professional services of $2.9 million, (iii) higher provision for credit losses of $1.8 million and (iv) higher exhibit and promotional costs of $0.9 million. These increases were partially offset by lower customer concessions and dealer commissions of $1.6 million. Decreased employee incentive compensation costs of $4.0 million were largely offset by general employee cost increases from higher headcount and wage inflation.

Selling, general and administrative expenses increased $10.1 million, or 7.6%, to $142.5 million, or 21.8% of net sales, for the first six months of 2024, compared to $132.4 million, or 19.0% of net sales, for the first six months of 2023. The increases in selling, general and administrative expenses are primarily due to (i) increased personnel-related costs of $7.4 million, which includes the recovery of share-based compensation expense in the prior year that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 of $2.6 million, (ii) higher technology support costs and certain professional services of $5.9 million, (iii) increased costs related to our strategic transformation program of $2.5 million and (iv) higher provision for credit losses of $1.6 million. These increases were partially offset by $3.6 million of employee incentive compensation costs and lower exhibit and promotional costs of $1.2 million.

INDEX
Goodwill Impairment

At the end of the second quarter, we determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pre-tax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit. After this impairment charge, the Consolidated Balance Sheet as of June 30, 2024 reflects no goodwill related to Materials Solutions. See Note 4, Goodwill of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the pre-tax non-cash goodwill impairment charge.

Restructuring, Impairment and Other Asset Gains and Charges, net

Restructuring, asset impairment charges and the net gain on sale of property and equipment for the three and six-month periods ended June 30, 2024 and 2023 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Restructuring charges:
Workforce reductions	$0.9	$—	$0.9	$—
Costs associated with leadership change and overhead restructuring	—	0.3	—	7.3
Costs associated with exited operations – Enid	—	0.1	0.1	0.2
Total restructuring related charges	0.9	0.4	1.0	7.5

Asset impairment charges:
Other impairment charges	—	0.8	—	0.8
Total asset impairment charges	—	0.8	—	0.8

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(0.1)	(1.1)	(3.5)
Total gain on sale of property and equipment, net	(0.2)	(0.1)	(1.1)	(3.5)

Restructuring, other impairment and asset charges, net	$0.7	$1.1	$(0.1)	$4.8

See Note 11, Strategic Transformation, Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $3.1 million and $5.8 million was incurred in the three and six months ended June 30, 2024, respectively, as compared to $2.0 million and $4.0 million in the three and six months ended June 30, 2023, respectively, primarily related to higher average outstanding borrowings on the Credit Facility in 2024 as compared to the corresponding periods in 2023.

Income Tax

Our income tax provision for the second quarter of 2024 was $0.3 million compared to $2.7 million for the second quarter of 2023. Our effective income tax rate was (2.2)% for the second quarter of 2024 compared to 17.0% for the second quarter of 2023. The income tax expense for the three months ended June 30, 2024 was lower compared to the same period in 2023 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

Our income tax expense for the first six months of 2024 was $1.7 million compared to $7.1 million for the first six months of 2023. Our effective tax rate was (18.9)% for the first six months of 2024 compared to 21.9% for the first six months of 2023. The income tax expense for the six months ended June 30, 2024 was lower compared to the same period in 2023, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

INDEX
Backlog

The backlog of orders as of June 30, 2024 was $531.1 million compared to $688.8 million as of June 30, 2023, a decrease of $157.7 million, or 22.9%. Domestic backlog decreased $171.0 million, or 29.1%, partially offset by an increase in international backlog of $13.3 million, or 13.2%. The backlog decreased $70.0 million to $368.6 million in the Infrastructure Solutions segment and decreased $87.7 million to $162.5 million in the Materials Solutions segment.

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

Segment Net Sales – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$221.4	$199.4	$22.0	11.0%
Materials Solutions	124.1	150.8	(26.7)	(17.7)%

Infrastructure Solutions

Sales in this segment were $221.4 million for the second quarter of 2024 compared to $199.4 million for the same period in 2023, an increase of $22.0 million, or 11.0%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated higher equipment sales of $38.6 million partially offset by decreases in (i) service and equipment installation revenue of $12.9 million, (ii) parts and component sales of $2.5 million and (iii) used equipment sales of $1.6 million.

Domestic sales for the Infrastructure Solutions segment increased $18.0 million, or 9.5%, for the second quarter of 2024 compared to the same period in 2023 primarily due to increased equipment sales of $35.2 million partially offset by decreases in (i) service and equipment installation sales of $12.8 million, (ii) parts and component sales of $3.1 million and (iii) used equipment sales of $1.6 million.

International sales for the Infrastructure Solutions segment increased $4.0 million, or 39.2%, for the second quarter of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $3.4 million and $0.6 million, respectively.

Materials Solutions

Sales in this segment were $124.1 million for the second quarter of 2024 compared to $150.8 million for the same period in 2023, a decrease of $26.7 million, or 17.7%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased (i) equipment sales of $25.4 million, (ii) parts and component sales of $0.9 million and (iii) freight revenue of $0.9 million. These decreases were partially offset by increased other revenue of $0.8 million.

Domestic sales for the Materials Solutions segment decreased by $32.5 million, or 33.4%, for the second quarter of 2024 compared to the same period in 2023, primarily driven by decreased equipment sales and parts and component sales of $30.7 million and $1.9 million, respectively. These decreases were partially offset by increased other revenue of $0.8 million.

International sales for the Materials Solutions segment increased $5.8 million, or 10.9%, for the second quarter of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $5.3 million and $1.0 million, respectively. These increases were partially offset by lower used equipment sales of $0.6 million.

INDEX
Segment Net Sales – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$423.6	$414.9	$8.7	2.1%
Materials Solutions	231.1	283.0	(51.9)	(18.3)%

Infrastructure Solutions

Sales in this segment were $423.6 million for the first six months of 2024 compared to $414.9 million for the same period in 2023, an increase of $8.7 million, or 2.1%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increased equipment and parts and component sales of $23.8 million and $9.3 million, respectively. These increases were partially offset by decreased service and equipment installation revenue and used equipment sales of $21.5 million and $2.5 million, respectively.

Domestic sales for the Infrastructure Solutions segment increased $11.9 million, or 3.1%, for the first six months of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $27.4 million and $8.3 million, respectively. These increases were partially offset by decreased service and equipment installation revenue and used equipment sales of $21.1 million and $2.5 million, respectively.

International sales for the Infrastructure Solutions segment decreased $3.2 million, or 9.5%, for the first six months of 2024 compared to the same period in 2023 primarily due to decreased equipment sales of $3.6 million.

Materials Solutions

Sales in this segment were $231.1 million for the first six months of 2024 compared to $283.0 million for the same period in 2023, a decrease of $51.9 million, or 18.3%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased (i) equipment sales of $50.6 million, (ii) parts and component sales of $2.0 million and (iii) used equipment sales of $1.4 million. These decreases were partially offset by increased other revenue of $2.2 million.

Domestic sales for the Materials Solutions segment decreased by $64.3 million, or 34.5%, for the first six months of 2024 compared to the same period in 2023, driven by decreased equipment sales and parts and component sales of $61.8 million and $3.7 million, respectively. This decrease was partially offset by increased other revenue of $2.2 million.

International sales for the Materials Solutions segment increased $12.4 million, or 12.8%, for the first six months of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $11.2 million and $1.7 million, respectively. These increases were partially offset by decreased used equipment sales of $1.4 million.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our CEO, who is considered to be the CODM, to evaluate performance and allocate resources to the operating segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 10, Segment Information, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$27.2	$25.7	$1.5	5.8%
Materials Solutions	10.2	18.3	(8.1)	(44.3)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $27.2 million for the second quarter of 2024 compared to $25.7 million for the same period in 2023, an increase of $1.5 million, or 5.8%. The increase in Segment Operating

INDEX
Adjusted EBITDA was primarily driven by (i) the sales impact of favorable pricing coupled with favorable volume and mix that generated higher gross profit of $14.6 million, (ii) net favorable inventory adjustments of $4.4 million, (iii) lower annual incentive compensation of $1.5 million and (iv) lower customer concessions of $0.9 million. These increases were partially offset by (i) manufacturing inefficiencies of $9.8 million, (ii) the impact of inflation on materials, labor and overhead of $2.9 million, (iii) higher technology support costs and certain professional services of $2.0 million, (iv) increased personnel-related costs of $2.8 million driven by general employee cost increases from higher headcount and wage inflation and (v) $0.8 million of increased net scrap expenses.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $10.2 million for the second quarter of 2024 compared to $18.3 million for the same period in 2023, a decrease of $8.1 million, or 44.3%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) manufacturing inefficiencies of $4.3 million, (ii) the sales impact of net unfavorable volume and mix partially offset by favorable pricing that decreased gross profit by $3.2 million, (iii) higher provision for credit losses of $1.2 million, (iv) the impact of inflation on materials, labor and overhead of $0.8 million and (v) net unfavorable inventory adjustments of $0.7 million. These decreases were partially offset by reduced warranty program costs of $2.5 million and lower customer concessions of $0.7 million.

Segment Operating Adjusted EBITDA – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$52.8	$54.2	$(1.4)	(2.6)%
Materials Solutions	15.5	32.9	(17.4)	(52.9)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $52.8 million for the first six months of 2024 compared to $54.2 million for the same period in 2023, a decrease of $1.4 million, or 2.6%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from (i) manufacturing inefficiencies of $13.1 million, (ii) the impact of inflation on materials, labor and overhead of $3.9 million, (iii) higher technology support costs and certain professional services of $3.4 million, (iv) increased personnel-related costs of $3.8 million driven by general employee cost increases from higher headcount and wage inflation and (v) $1.8 million of increased net scrap expenses. These decreases were partially offset by the sales impact primarily related to (i) favorable pricing which impacted gross profit by $18.8 million, (ii) a net favorable impact of inventory adjustments of $2.5 million and (iii) $1.6 million of lower annual incentive compensation costs.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $15.5 million for the first six months of 2024 compared to $32.9 million for the same period in 2023, a decrease of $17.4 million, or 52.9%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from (i) the sales impact of net unfavorable volume and mix partially offset by favorable pricing that decreased gross profit by $7.1 million, (ii) manufacturing inefficiencies of $5.5 million, (iii) net unfavorable inventory adjustments of $2.9 million, (iv) inflation on materials, labor and overhead of $1.6 million and (v) increased personnel-related costs of $2.0 million driven by general employee cost increases from higher headcount and wage inflation. These decreases were partially offset by reduced warranty program costs of $2.1 million and lower annual incentive compensation costs of $0.9 million.

Corporate and Other Operations

Corporate and Other operations had net expenses of $9.8 million for the second quarter of 2024 compared to $11.8 million for the same period in 2023, a decrease of $2.0 million, or 16.9%. The decrease in expenses was primarily driven by lower annual incentive compensation costs of $1.8 million.

Corporate and Other operations had net expenses of $21.8 million for the first six months of 2024 compared to $19.7 million for the first six months of 2023, an increase of $2.1 million, or 10.7%. The increase in expenses was driven by higher general and administrative expenses, primarily due to $2.3 million of higher technology support costs and certain professional services. Personnel related costs were materially consistent driven by $2.6 million in the prior year related to the recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 that did not recur which was partially offset by decreases in annual incentive compensation costs of $1.1 million and general employee cost decreases.

INDEX
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under the Credit Facility and cash flows from operations. As of June 30, 2024, our total liquidity was $175.8 million, consisting of $60.6 million of cash and cash equivalents available for operating purposes and $115.2 million available for additional borrowings under the Credit Facility, subject to our continued compliance with financial covenants under the Credit Agreement. Our foreign subsidiaries held $33.6 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, transformation initiatives, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under the Credit Facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of June 30, 2024.

We had $125.0 million in outstanding borrowings under the Credit Facilities as of June 30, 2024. Our outstanding letters of credit totaling $9.8 million decreased borrowing availability to $115.2 million under the revolving credit facility as of June 30, 2024. We anticipate continuing to utilize the Credit Facilities with more frequency in the near term to support our working capital needs. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near term to remain at elevated levels.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of June 30, 2024, open purchase obligations totaled $120.3 million, of which $108.0 million are expected to be fulfilled within the remainder of 2024.

We estimate that our capital expenditures will be between $25.0 million and $35.0 million for the year ending December 31, 2024, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash used in operating activities	$(36.1)	$(2.5)
Net cash (used in) provided by investing activities	(12.6)	2.6
Net cash provided by (used in) financing activities	49.5	(22.0)
Effect of exchange rates on cash	(0.8)	0.4
(Decrease) increase in cash, cash equivalents and restricted cash	—	(21.5)
Cash, cash equivalents and restricted cash, end of period	$63.2	$44.5

Net cash used in operating activities

Net cash used in operating activities increased by $33.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher net cash usages for our operating assets and liabilities of $18.9 million and lower net income reduced by non-cash charges of $14.6 million. The increased net cash usage for our operating assets and liabilities were mainly driven by (i) the timing of collections on trade and other receivables of $78.3 million, which includes a $13.7 million receivable from our insurance carriers recorded in the first quarter of 2024 related to a pending litigation settlement, (ii) the timing of payments on trade accounts payables of $14.1 million and (iii) higher employee-related payments of $13.6 million. The net cash usage was partially offset by (i) the timing of inventory purchases of $35.5 million, (ii) the increase in customer deposits of $30.4 million and (iii) the timing impacts for accrued liabilities of $27.8 million, which includes $13.7 million related to a pending litigation settlement corresponding to the related receivable from our insurance carriers, resulting in cash inflows.

Net cash (used in) provided by investing activities

Our investing activities used net cash of $12.6 million during the six months ended June 30, 2024 as compared to providing net cash of $2.6 million during the six months ended June 30, 2023, primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023. Additionally, capital expenditures decreased $3.7 million during the six months ended June 30, 2024 as compared to the same period of 2023.

Net cash provided by (used in) financing activities

Our financing activities provided net cash of $49.5 million during the six months ended June 30, 2024 as compared to a net cash use of $22.0 million during the six months ended June 30, 2023, primarily due to increased borrowings, net of repayments, of $70.3 million.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the second quarter of both 2024 and 2023.

Share Repurchases

As announced on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of June 30, 2024, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended June 30, 2024; however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets increased to $778.8 million as of June 30, 2024 from $719.5 million as of December 31, 2023, an increase of $59.3 million, or 8.2%, due primarily to increases of $65.5 million in trade and other receivables, which includes a $13.7 million receivable from our insurance carriers recorded in the first quarter of 2024 related to a pending litigation settlement, partially offset by decreases of $3.3 million in prepaid expenses and other assets and $2.1 million in prepaid and refundable income taxes.

Our total current liabilities increased to $311.2 million as of June 30, 2024 from $299.0 million as of December 31, 2023, an increase of $12.2 million, or 4.1%, due primarily to net increases of $19.5 million in other current liabilities, which includes $13.7 million related to a pending litigation settlement corresponding to the related receivable from our insurance carriers, $18.9 million

INDEX
in customer deposits and $2.2 million in short-term debt, partially offset by decreases of $14.3 million in accounts payable and $12.2 million in accrued employee related liabilities.

Critical Accounting Estimates

Our critical accounting estimates are described "Part II, Item 7. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. With the exception of the estimates utilized in the quantitative assessment for goodwill related to our Materials Solutions reporting unit, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States, the ERP at Corporate and one manufacturing site and the consolidations and reporting module. During the second quarter of 2024 we implemented the ERP at two additional manufacturing sites.

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

With the exception of the implementation of the ERP at two additional manufacturing sites, as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of our business. Other than as set forth in Note 8, Commitments and Contingencies, to the unaudited consolidated financial statements and "Part I, Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2023, we currently have no pending or threatened litigation that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 8, 2024	/s/ Heinrich H. Jonker
Heinrich H. Jonker Interim Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2024	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)