Form 10-Q
period 2024-09-30
ASTEC INDUSTRIES INC
filed 2024-11-07
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of November 1, 2024, there were 22,801,785 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$55.3	$63.2
Investments	3.6	5.7
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $3.3 at each date	175.2	152.7
Inventories	466.4	455.6
Prepaid and refundable income taxes	15.0	14.6
Prepaid expenses and other assets	24.6	27.7
Total current assets	740.1	719.5
Property and equipment, net of accumulated depreciation of $261.6 and $248.1, respectively	185.3	187.6
Investments	18.7	13.8
Goodwill	25.9	46.3
Intangible assets, net of accumulated amortization of $55.4 and $51.3, respectively	12.6	16.4
Deferred income tax assets	44.8	37.5
Other long-term assets	39.7	38.2
Total assets	$1,067.1	$1,059.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$0.1
Short-term debt	12.6	11.0
Accounts payable	87.8	116.9
Customer deposits	84.0	70.2
Accrued product warranty	15.2	16.5
Accrued employee related liabilities	39.4	44.1
Accrued loss reserves	1.8	2.7
Other current liabilities	58.4	37.5
Total current liabilities	299.2	299.0
Long-term debt	99.0	72.0
Deferred income tax liabilities	1.5	1.1
Other long-term liabilities	36.0	33.5
Total liabilities	435.7	405.6
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,801,785 as of September 30, 2024 and 22,740,635 as of December 31, 2023	4.6	4.5
Additional paid-in capital	141.6	138.4
Accumulated other comprehensive loss	(37.9)	(38.1)
Company stock held by deferred compensation programs, at cost	(0.5)	(0.8)
Retained earnings	523.6	549.4
Shareholders' equity	631.4	653.4
Noncontrolling interest	—	0.3
Total equity	631.4	653.7
Total liabilities and equity	$1,067.1	$1,059.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$291.4	$303.1	$946.1	$1,001.0
Cost of sales	224.6	233.5	721.1	759.3
Gross profit	66.8	69.6	225.0	241.7
Selling, general and administrative expenses	65.6	74.3	208.1	206.7
Goodwill impairment	—	—	20.2	—
Restructuring, other impairment and asset charges, net	8.4	0.5	8.3	5.3
(Loss) income from operations	(7.2)	(5.2)	(11.6)	29.7
Other expenses, net:
Interest expense	(2.6)	(2.4)	(8.4)	(6.4)
Interest income	0.5	0.5	1.5	1.5
Other income, net	0.8	—	1.0	0.5
(Loss) income before income taxes	(8.5)	(7.1)	(17.5)	25.3
Income tax (benefit) provision	(2.3)	(0.6)	(0.6)	6.5
Net (loss) income	(6.2)	(6.5)	(16.9)	18.8
Net (income) loss attributable to noncontrolling interest	—	(0.1)	0.1	(0.2)
Net (loss) income attributable to controlling interest	$(6.2)	$(6.6)	$(16.8)	$18.6
Per share data:
(Loss) earnings per common share - Basic	$(0.27)	$(0.29)	$(0.74)	$0.82
(Loss) earnings per common share - Diluted	$(0.27)	$(0.29)	$(0.74)	$0.82
Weighted average shares outstanding - Basic	22,816,359	22,746,783	22,791,819	22,709,238
Weighted average shares outstanding - Diluted	22,816,359	22,746,783	22,791,819	22,776,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(6.2)	$(6.5)	$(16.9)	$18.8
Other comprehensive income (loss):
Foreign currency translation adjustments	5.8	(4.6)	—	(4.0)
Other comprehensive income (loss)	5.8	(4.6)	—	(4.0)
Comprehensive (loss) income	(0.4)	(11.1)	(16.9)	14.8
Comprehensive loss (income) attributable to noncontrolling interest	—	(0.1)	0.3	(0.3)
Comprehensive (loss) income attributable to controlling interest	$(0.4)	$(11.2)	$(16.6)	$14.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(16.9)	$18.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	20.1	19.6
Provision for credit losses	1.0	0.6
Provision for warranties	12.8	14.4
Deferred compensation (benefit) expense	(0.1)	0.2
Share-based compensation	3.7	3.5
Deferred tax benefit	(6.7)	(2.1)
Gain on disposition of property and equipment, net	(1.1)	(3.1)
Goodwill impairment	20.2	—
Other impairment charges	—	0.8
Amortization of debt issuance costs	0.2	0.2
Distributions to deferred compensation programs' participants	(0.8)	(1.5)
Change in operating assets and liabilities:
Purchase of trading securities, net	(1.6)	(1.4)
Receivables and other contract assets	(23.9)	(5.8)
Inventories	(9.9)	(59.7)
Prepaid expenses	2.8	8.3
Other assets	(2.1)	(9.6)
Accounts payable	(28.5)	7.1
Accrued loss reserves	(0.3)	1.2
Accrued employee related liabilities	(4.7)	9.3
Other accrued liabilities	22.0	(0.8)
Accrued product warranty	(14.1)	(9.6)
Customer deposits	13.5	(8.2)
Income taxes payable/prepaid	0.8	(1.0)
Net cash used in operating activities	(13.6)	(18.8)
Cash flows from investing activities:
Expenditures for property and equipment	(16.0)	(25.0)
Proceeds from sale of property and equipment	2.3	20.2
Purchase of investments	(0.9)	(0.8)
Sale of investments	0.6	1.7
Net cash used in investing activities	(14.0)	(3.9)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Payment of dividends	(8.9)	(8.9)
Proceeds from borrowings on credit facilities and bank loans	140.6	221.4
Repayments of borrowings on credit facilities and bank loans	(111.9)	(180.2)
Sale of Company stock by deferred compensation programs, net	0.2	0.1
Withholding tax paid upon vesting of share-based compensation awards	(0.5)	(1.6)
Net cash provided by financing activities	19.5	30.8
Effect of exchange rates on cash	0.2	(0.3)
(Decrease) increase in cash, cash equivalents and restricted cash	(7.9)	7.8
Cash, cash equivalents and restricted cash, beginning of period	63.2	66.0
Cash, cash equivalents and restricted cash, end of period	$55.3	$73.8

Supplemental cash flow information:
Cash paid during the year for:
Interest	$6.5	$5.0
Income taxes paid, net	$6.3	$10.3

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.6	$0.4

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$2.0	$0.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	3.4	(0.1)	3.3
Other comprehensive loss	—	—	—	(4.4)	—	—	—	(4.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.2	—	—	—	—	1.2
Issuance of common stock under incentive plan	24,328	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2024	22,764,963	$4.5	$139.3	$(42.5)	$(0.8)	$549.8	$0.2	$650.5
Net loss	—	—	—	—	—	(14.0)	—	(14.0)
Other comprehensive loss	—	—	—	(1.2)	—	—	(0.2)	(1.4)
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of common stock under incentive plan	35,618	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2024	22,800,581	$4.6	$140.3	$(43.7)	$(0.7)	$532.8	$—	$633.3
Net loss	—	—	—	—	—	(6.2)	—	(6.2)
Other comprehensive income	—	—	—	5.8	—	—	—	5.8
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of common stock under incentive plan	1,204	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	(0.1)	—	0.2	—	—	0.1
Balance, September 30, 2024	22,801,785	$4.6	$141.6	$(37.9)	$(0.5)	$523.6	$—	$631.4

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023, the financial position as of September 30, 2024 and December 31, 2023 and the cash flows for the nine months ended September 30, 2024 and 2023, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures," which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently finalizing the assessment of the impact this ASU will have on its financial statement disclosures, but this standard will not impact the Company's results of operations or financial position.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures, but this standard will not impact the Company's results of operations or financial position.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which will require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rule pending judicial review of petitions challenging it, which have been consolidated for review by the U.S. District Court of Appeals for the 8th Circuit. Notwithstanding any changes as a result of these challenges, the disclosure requirements will apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the impact this final rule will have on its financial statement disclosures. However, the disclosure requirements of this rule and the timing of its effectiveness is uncertain pending the resolution of the judicial review.

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

Inventories consist of the following:

(in millions)	September 30, 2024	December 31, 2023
Raw materials and parts	$284.0	$298.6
Work-in-process	95.9	87.1
Finished goods	83.8	68.3
Used equipment	2.7	1.6
Total	$466.4	$455.6

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

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2024 and December 31, 2023 are Level 1 and Level 2 in the fair value hierarchy defined above:

	September 30, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.2	$—	$5.2
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.6	1.6
U.S. government securities	2.5	—	2.5
Asset-backed securities	—	6.8	6.8
Exchange traded funds	1.2	—	1.2
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$13.2	$9.1	$22.3
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.2	$6.2
Total financial liabilities	$—	$6.2	$6.2

INDEX

	December 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.2	$—	$4.2
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	3.4	—	3.4
Agency bonds	—	2.5	2.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.0	4.0
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.0	$7.5	$19.5
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	5.5	5.5
Total financial liabilities	$—	$5.6	$5.6

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

Based on the quantitative impairment test, the Company determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, the Company recognized a pretax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit.

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

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reserve balance, beginning of the period	$15.4	$16.5	$16.5	$11.9
Warranty liabilities accrued	4.1	3.8	12.8	14.4
Warranty liabilities settled	(4.4)	(3.6)	(14.1)	(9.6)
Other	0.1	—	—	—
Reserve balance, end of the period	$15.2	$16.7	$15.2	$16.7

Note 6. Accrued Loss Reserves

The Company records reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.9 million and $7.2 million as of September 30, 2024 and December 31, 2023, respectively, of which $5.1 million and $4.5 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

Note 7. Income Taxes

For the three months ended September 30, 2024, the Company recorded an income tax benefit of $2.3 million, reflecting a 27.1% effective tax rate, compared to $0.6 million for the three months ended September 30, 2023, reflecting an 8.5% effective tax rate. The income tax benefit for the three months ended September 30, 2024 was higher compared to the same period in 2023 primarily due to higher pretax book loss and changes in the relative weighting of jurisdictional income and loss.

For the nine months ended September 30, 2024, the Company recorded an income tax benefit of $0.6 million, reflecting a 3.4% effective tax rate, compared to a provision of $6.5 million for the nine months ended September 30, 2023, reflecting a 25.7% effective tax rate. The income tax benefit for the nine months ended September 30, 2024 as compared to an expense in the same period in 2023 was primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

The Company's recorded liability for uncertain tax positions was $13.7 million and $13.0 million as of September 30, 2024 and December 31, 2023, respectively. The increase is the result of $0.7 million of incremental reserves associated with a research and development credit generated during 2024. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of September 30, 2024, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions. Under these arrangements, the Company is contingently liable for customer debt of $1.5 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. These arrangements expire at various dates through September 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2024), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the financed

INDEX
equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.4 million and $0.6 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facility"), which outstanding letters of credit totaled $8.6 million as of September 30, 2024. The outstanding letters of credit expire at various dates through September 2025. Unused letters of credit under the Credit Facility are $21.4 million as of September 30, 2024. The Company is additionally contingently liable for a total of $5.8 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $4.0 million are secured by separate credit facilities with various financial institutions as of September 30, 2024. As of September 30, 2024, there were $12.9 million of unused letters of credit under such separate credit facilities.

The Company and certain of its former executive officers were previously named as defendants in a putative shareholder class action lawsuit filed in 2019 alleging that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. On September 10, 2024, the court formally approved the parties' agreement to settle the action for $13.7 million, which was funded entirely by the Company's insurance carriers into escrow, and the settlement agreement was entered into between the parties. The court dismissed the case with prejudice the same day. In connection with the settlement, management previously recorded a liability of $13.7 million in "Other current liabilities" and a corresponding $13.7 million receivable from the Company's insurance carriers in "Trade receivables, contract assets and other receivables, net" during the first quarter of 2024.

The Company's GEFCO, Inc. ("GEFCO" or "Enid") subsidiary has been named a defendant in a lawsuit originally filed in 2018. The complaint alleged breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013 and also sought special and consequential damages. On October 8, 2024, the parties reached an agreement to resolve this action for $8.4 million for which management recorded a loss in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2024.

On October 5, 2023, a jury in the 355th Judicial District Court, Hood County, State of Texas, rendered a verdict against the Company's Telsmith, Inc. subsidiary in the matter styled 37 Building Products, Ltd. ("37 BP") v. Telsmith, Inc. ("Telsmith"), et al. originally filed on January 28, 2019. 37 BP alleged breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 BP in 2017 through one of the Company's dealers. On December 19, 2023, a judgment was issued in the amount of $7.9 million (the "Judgment") against Telsmith. Based on the jury verdict, management recorded a loss contingency of $6.4 million in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2023 representing management's best estimate of the loss at that time. During the fourth quarter of 2023, the loss contingency was increased $1.5 million based on the Judgment to a total of $7.9 million for the year ended December 31, 2023. Telsmith filed a Motion for Judgment Notwithstanding the Verdict that the court denied on December 19, 2023. Telsmith filed a Motion for New Trial and Motion for Remittitur in January 2024. The court denied Telsmith's motion for a new trial in February 2024. In March 2024, Telsmith filed a notice of appeal with the Texas Court of Appeals to appeal the Judgment by the district court. As of June 30, 2024, the total loss contingency recorded inclusive of post-judgment interest was $8.2 million. In September 2024, the parties reached an agreement to resolve this action for $6.3 million, which the Company paid in September 2024 whereby the full loss contingency was released. The $1.9 million net impact of the loss contingency release and the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024.

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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine-month periods ended September 30, 2024 and 2023 (excluding intercompany sales):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$103.2	$33.3	$136.5	$94.9	$54.7	$149.6
Parts and component sales	42.9	21.2	64.1	50.4	20.5	70.9
Service and equipment installation revenue	4.7	0.2	4.9	3.6	0.2	3.8
Freight revenue	5.3	1.5	6.8	5.2	1.9	7.1
Other	0.5	(1.6)	(1.1)	0.6	(2.4)	(1.8)
Total domestic revenue	156.6	54.6	211.2	154.7	74.9	229.6

Net Sales-International:
Equipment sales	4.2	51.2	55.4	4.1	46.0	50.1
Parts and component sales	3.8	17.8	21.6	4.0	15.1	19.1
Service and equipment installation revenue	0.2	2.7	2.9	0.1	2.8	2.9
Used equipment sales	—	—	—	—	0.4	0.4
Freight revenue	0.2	0.5	0.7	0.2	0.7	0.9
Other	—	(0.4)	(0.4)	0.1	—	0.1
Total international revenue	8.4	71.8	80.2	8.5	65.0	73.5
Total net sales	$165.0	$126.4	$291.4	$163.2	$139.9	$303.1

INDEX

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$352.5	$114.6	$467.1	$316.8	$197.8	$514.6
Parts and component sales	160.9	61.1	222.0	160.1	64.1	224.2
Service and equipment installation revenue	18.1	0.5	18.6	38.1	0.6	38.7
Used equipment sales	0.1	—	0.1	2.6	—	2.6
Freight revenue	16.3	5.1	21.4	17.4	6.4	23.8
Other	1.8	(4.5)	(2.7)	0.9	(7.5)	(6.6)
Total domestic revenue	549.7	176.8	726.5	535.9	261.4	797.3

Net Sales-International:
Equipment sales	22.1	119.9	142.0	25.6	103.5	129.1
Parts and component sales	15.5	51.2	66.7	14.7	46.8	61.5
Service and equipment installation revenue	0.6	8.1	8.7	0.9	6.9	7.8
Used equipment sales	—	—	—	—	1.8	1.8
Freight revenue	0.7	1.9	2.6	0.8	2.5	3.3
Other	—	(0.4)	(0.4)	0.2	—	0.2
Total international revenue	38.9	180.7	219.6	42.2	161.5	203.7
Total net sales	$588.6	$357.5	$946.1	$578.1	$422.9	$1,001.0

Sales into major geographic regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
United States	$211.2	$229.6	$726.5	$797.3
Canada	10.9	13.4	52.5	48.7
Australia	25.0	20.6	44.3	44.4
Africa	9.1	10.6	30.3	28.6
Europe	7.5	8.0	24.2	24.5
Mexico	11.2	3.4	22.1	6.2
Brazil	8.5	8.3	19.9	22.1
South America (Excluding Brazil)	3.8	5.1	12.0	14.4
Asia	2.7	2.8	10.3	6.5
Central America (Excluding Mexico)	1.1	0.5	2.5	3.6
Other	0.4	0.8	1.5	4.7
Total foreign	80.2	73.5	219.6	203.7
Total net sales	$291.4	$303.1	$946.1	$1,001.0

As of September 30, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $8.1 million, including $1.3 million of deferred revenue related to extended warranties. As of December 31, 2023, the Company had contract assets of $3.7 million and contract liabilities, excluding customer deposits, of $5.6 million, including $0.8 million of deferred revenue related to extended warranties.

Note 10. Segment Information

The Company has two reportable segments, each of which comprise sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management

INDEX
reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's Australia and Latin America ("LatAm") sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category and has moved to the Infrastructure Solutions segment.

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

Materials Solutions – Sites within the Materials Solutions segment design and manufacture heavy processing equipment, in addition to servicing and supplying parts for the aggregate, metallic mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with the AME, Australia and LatAm sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycle and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Corporate and Other – The Corporate and Other category consists primarily of the parent company and the captive which do not meet the requirements for separate disclosure as an operating segment or inclusion in one of the reporting segments. The parent company and the captive provide support and corporate oversight for other sites.

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

INDEX
Segment information for the Company’s reportable segments and related reconciliations are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues from external customers
Infrastructure Solutions	$165.0	$163.2	$588.6	$578.1
Materials Solutions	126.4	139.9	357.5	422.9
Net sales	$291.4	$303.1	$946.1	$1,001.0

Intersegment revenues
Infrastructure Solutions	$25.7	$11.9	$41.4	$28.6
Materials Solutions	1.4	0.1	2.8	0.8
Intersegment revenues	$27.1	$12.0	$44.2	$29.4

Reportable Segment Operating Adjusted EBITDA
Infrastructure Solutions	$15.6	$13.3	$68.4	$67.5
Materials Solutions	14.5	9.5	30.0	42.4
Segment Operating Adjusted EBITDA - Reportable Segments	30.1	22.8	98.4	109.9
Reconciliation of Reportable Segment Operating Adjusted EBITDA to "(Loss) income before income taxes"
Corporate and Other	(12.7)	(12.8)	(34.5)	(32.5)
Transformation program	(8.4)	(7.7)	(25.8)	(22.5)
Restructuring and other related charges	(8.4)	(0.1)	(9.4)	(7.6)
Goodwill impairment	—	—	(20.2)	—
Asset impairment	—	—	—	(0.8)
(Loss) gain on sale of property and equipment, net	—	(0.4)	1.1	3.1
Interest expense, net	(2.1)	(1.9)	(6.9)	(4.9)
Depreciation and amortization	(7.0)	(7.1)	(20.1)	(19.6)
Net income (loss) attributable to noncontrolling interest	—	0.1	(0.1)	0.2
(Loss) income before income taxes	$(8.5)	$(7.1)	$(17.5)	$25.3

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

Capitalized implementation costs associated with the ERP implementation totaled $32.8 million, of which $3.7 million and $29.1 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of September 30, 2024. Capitalized implementation costs totaled $30.6 million, of which $3.3 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2023.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Strategic transformation programs
Selling, general and administrative expenses	$8.6	$7.7	$26.0	$22.6
Cost of sales	0.1	0.1	0.4	0.2
Total costs related to strategic transformation initiatives	$8.7	$7.8	$26.4	$22.8

Amortization of capitalized implementation costs (a)	$1.0	$0.7	$2.7	$1.2
(a) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring, asset impairment charges and the loss (gain) on sale of property and equipment, net are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Restructuring charges:
Costs associated with exited operations – Enid	$8.4	$0.1	$8.5	$0.3
Workforce reductions	—	—	0.9	—
Costs associated with leadership change and overhead restructuring	—	—	—	7.3
Total restructuring related charges	8.4	0.1	9.4	7.6

Asset impairment charges:
Other impairment charges	—	—	—	0.8
Total asset impairment charges	—	—	—	0.8

Loss (gain) on sale of property and equipment, net:
Loss (gain) on sale of property and equipment, net	—	0.4	(1.1)	(3.1)
Total loss (gain) on sale of property and equipment, net	—	0.4	(1.1)	(3.1)

Restructuring, other impairment and asset charges, net	$8.4	$0.5	$8.3	$5.3

Restructuring charges by reportable segment and the Corporate and Other category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Infrastructure Solutions	$8.4	$—	$8.9	$1.0
Materials Solutions	—	0.1	0.3	0.2
Corporate and Other	—	—	0.2	6.4
Total restructuring related charges	$8.4	$0.1	$9.4	$7.6

INDEX
Asset impairment charges by reportable segment and the Corporate and Other category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Corporate and Other	$—	$—	$—	$0.8
Total asset impairment charges	$—	$—	$—	$0.8

Loss (gain) on sale of property and equipment, net by reportable segment and the Corporate and Other category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Infrastructure Solutions	$—	$0.3	$(0.3)	$(3.1)
Materials Solutions	—	—	(0.8)	—
Corporate and Other	—	0.1	—	—
Total loss (gain) on sale of property and equipment, net	$—	$0.4	$(1.1)	$(3.1)

Restructuring charges accrued, but not paid, were $8.5 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

On October 8, 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., related to the Company's former Enid, Oklahoma site, for $8.4 million. In connection with the settlement, management recorded a loss within the Infrastructure Solutions segment of $8.4 million in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2024. See Note 8, Commitments and Contingencies for further discussion of this matter.

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

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company effected workforce reductions during the second quarter of 2024, whereby charges of $0.9 million were incurred during the three months ended June 30, 2024 and recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. In February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations of which $5.2 million and $0.3 million were recorded in the first and second quarters of 2023, respectively. The related recovery of $1.0 million of incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations of which $0.8 million and $0.2 million were recorded in the first and second quarters of 2023, respectively.

Asset impairment charges of $0.8 million were incurred related to abandoned in-process internally developed software that was determined to be impaired during the second quarter of 2023.

Note 12. (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is determined by dividing "Net (loss) income attributable to controlling interest" by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share includes the dilutive effect of common stock equivalents, consisting of restricted stock units, performance stock units and stock

INDEX
held in the Company's deferred compensation programs, using the treasury stock method. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Denominator:
Denominator for basic earnings per common share	22,816,359	22,746,783	22,791,819	22,709,238
Effect of dilutive securities	—	—	—	66,920
Denominator for diluted earnings per common share	22,816,359	22,746,783	22,791,819	22,776,158

Antidilutive securities excluded from the calculation of diluted earnings per share	63,173	67,408	78,473	9,345

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly the following discussion and analysis of our results of operations, financial condition and liquidity in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "forecast," "management is of the opinion," or use of the future tense and similar words or phrases.

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

Executive Summary

Highlights of our financial results for the three months ended September 30, 2024 as compared to the same period of the prior year include the following:

•Net sales were $291.4 million, a decrease of 3.9%

•Gross profit was $66.8 million, a decrease of 4.0%

•Loss from operations was $7.2 million, an increase of 38.5%

•Net loss attributable to Astec was $6.2 million, a decrease of 6.1%

•Diluted loss per share was $0.27, a decrease of 6.9%

•Backlog was $475.9 million, a decrease of 22.6%

Business Conditions and Trends

Strategic Transformation – We are undergoing a multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. During the second quarter of 2024, we modified the pace of deployment of future site conversions in order to improve efficiencies and reduce business disruptions at each manufacturing site, which will have the effect of reducing the scope to exclude sites outside North America. To date, we have launched the human capital resources module in our locations in the United States and converted the operations of three manufacturing sites along with Corporate, two of which occurred during the second quarter of 2024. We expect the project to conclude in 2027 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the third quarter of 2024, we have incurred total implementation costs of approximately $127 million. Annual costs are expected to peak in 2024 to a range of $40 to $45 million and decrease annually each year through the final implementations in 2027.

In addition, a lean manufacturing initiative at one of our largest sites was largely completed during 2023 with certain capital investments finalized in early 2024. These investments, along with the other elements of the initiative, are expected to drive improvement in gross margin at that site in the second half of 2025.

INDEX
See Note 11, Strategic Transformation, Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Goodwill Impairment – During the second quarter of 2024, we identified that indicators of goodwill impairment were present due to macroeconomic conditions, including declines in our publicly quoted share price and increased interest rates, as well as lower than expected operating results. These factors indicated that one or more of our reporting units may have fallen below their carrying amounts. We performed a qualitative assessment on all reporting units and concluded that a further quantitative analysis was required for the Materials Solutions reporting unit. Based on the quantitative impairment test, we determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pretax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit.

VenVer Litigation – On October 8, 2024, we reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc. for $8.4 million. In connection with the settlement, we recorded a loss of $8.4 million in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2024. See Note 8, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this matter.

37 BP Litigation – In September 2024, we reached an agreement for $6.3 million, which we paid in September 2024, to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. originally filed on January 28, 2019. Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, that was recorded as of June 30, 2024 was released. The $1.9 million net impact of the loss contingency release and the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024. See Note 8, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this matter.

Segment Changes – Our two reportable segments are comprised of sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, our Australia and LatAm sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category and has moved to the Infrastructure Solutions segment. Prior periods have been revised to reflect the changes to the segment composition for comparability.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices, interest rates and geopolitical conflicts, among others.

Steel is a major component of our equipment. We anticipate that steel prices will remain consistent, and that steel demand will remain relatively stable throughout the remainder of 2024 and into 2025.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Based on the current macroeconomic environment, including ongoing international conflicts, we anticipate that oil prices will remain at relatively high levels throughout the remainder of 2024 and into 2025.

Elevated interest rates influence our customers' spending patterns, most notably impacting our dealer customers in the Materials Solutions segment. Interest rates have, in part, driven the decrease in our order backlog. While interest rates in the United States have fallen slightly in the third quarter of 2024, they remain at historically elevated levels. Additionally, our revolving credit loans bear interest on a variable basis and are subject to market volatility. We anticipate continuing to utilize the Credit Facilities with more frequency in the near term to support our working capital needs. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near term to remain at elevated levels.

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

INDEX
Results of Operations

Net Sales

Net sales for the third quarter of 2024 were $291.4 million compared to $303.1 million for the third quarter of 2023, a decrease of $11.7 million, or 3.9%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in equipment and parts and component sales of $7.8 million and $4.3 million, respectively. These decreases were partially offset by an increase in equipment installation revenue of $1.1 million. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2024 would have been $0.3 million lower had third quarter 2024 foreign exchange rates been the same as third quarter 2023 rates.

Net sales for the first nine months of 2024 were $946.1 million compared to $1,001.0 million for the first nine months of 2023, a decrease of $54.9 million, or 5.5%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in (i) equipment sales of $34.6 million, (ii) service and equipment installation revenue of $19.2 million, (iii) used equipment of $4.3 million and (iv) freight revenue of $3.1 million. These decreases were partially offset by an increase in other revenue and parts and component sales of $3.3 million and $3.0 million, respectively. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2024 would have been $0.9 million higher had the first nine months of 2024 foreign exchange rates been the same as the first nine months of 2023 rates.

Domestic sales for the third quarter of 2024 were $211.2 million, or 72.5% of consolidated net sales, compared to $229.6 million, or 75.8% of consolidated net sales, for the third quarter of 2023, a decrease of $18.4 million, or 8.0%. Domestic sales decreased primarily due to decreases in equipment and parts and components sales of $13.1 million and $6.8 million, respectively. These decreases were partially offset by increased service and equipment installation revenue of $1.1 million.

Domestic sales for the first nine months of 2024 were $726.5 million, or 76.8% of consolidated net sales, compared to $797.3 million, or 79.7% of consolidated net sales, for the first nine months of 2023, a decrease of $70.8 million, or 8.9%. Domestic sales decreased primarily due to decreases in (i) equipment sales of $47.5 million, (ii) service and equipment installation revenue of $20.1 million, (iii) used equipment sales of $2.5 million, (iv) freight revenue of $2.4 million and (v) parts and component sales of $2.2 million. These decreases were partially offset by increased other revenue of $3.9 million.

International sales for the third quarter of 2024 were $80.2 million, or 27.5% of consolidated net sales, compared to $73.5 million, or 24.2% of consolidated net sales, for the third quarter of 2023, an increase of $6.7 million, or 9.1%. International sales increased primarily due to increases in equipment sales and parts and component sales of $5.3 million and $2.5 million, respectively.

International sales for the first nine months of 2024 were $219.6 million, or 23.2% of consolidated net sales, compared to $203.7 million, or 20.3% of consolidated net sales, for the first nine months of 2023, an increase of $15.9 million, or 7.8%. International sales increased primarily due to increases in equipment sales and parts and component sales of $12.9 million and $5.2 million, respectively. These increases were partially offset by decreased used equipment sales of $1.8 million.

Gross Profit

Gross profit for the third quarter of 2024 was $66.8 million, or 22.9% of net sales, as compared to $69.6 million, or 23.0% of net sales, for the third quarter of 2023, a decrease of $2.8 million, or 4.0%. The decrease was primarily driven by manufacturing inefficiencies of $5.9 million and the impact of inflation on materials, labor and overhead of $3.2 million. These decreases were partially offset by the sales impact of favorable pricing partially offset by net unfavorable volume and mix of $5.4 million and $1.0 million of favorable inventory period costs.

Gross profit for the first nine months of 2024 was $225.0 million, or 23.8% of net sales, as compared to $241.7 million, or 24.1% of net sales, for the first nine months of 2023, a decrease of $16.7 million, or 6.9%. The decrease was primarily driven by manufacturing inefficiencies of $24.2 million and the impact of inflation on materials, labor and overhead of $8.7 million. These decreases were partially offset by the sales impact of favorable pricing partially offset by net unfavorable volume and mix of $15.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.7 million, or 11.7%, to $65.6 million, or 22.5% of net sales, for the third quarter of 2024, compared to $74.3 million, or 24.5% of net sales, for the third quarter of 2023. The decreases in selling general and administrative expenses are primarily due to (i) the loss contingency related to the 37 BP litigation, of which $6.4 million was recorded in the third quarter of 2023 as compared to the $1.9 million benefit from the loss contingency release offset by the final settlement amount recorded during the third quarter of 2024, (ii) decreased employee incentive compensation costs of $1.5 million and (iii) lower bad debt expense of $1.2 million. These decreases were partially offset by higher technology support costs and certain professional services of $1.4 million and higher costs related to our strategic transformation program of $0.9 million.

INDEX
Selling, general and administrative expenses increased $1.4 million, or 0.7%, to $208.1 million, or 22.0% of net sales, for the first nine months of 2024, compared to $206.7 million, or 20.6% of net sales, for the first nine months of 2023. The increases in selling, general and administrative expenses are primarily due to (i) increased personnel-related costs of $8.1 million, which includes the recovery of share-based compensation expense in the prior year that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 of $2.6 million, (ii) higher technology support costs and certain professional services of $6.9 million and (iii) higher costs related to our strategic transformation program of $3.4 million. These increases were partially offset by (i) the loss contingency related to the 37 BP litigation, of which $6.4 million was recorded in the third quarter of 2023 as compared to the $1.9 million benefit from the loss contingency release offset by the final settlement amount recorded during the third quarter of 2024, (ii) decreased employee incentive costs of $5.1 million and (iii) decreased exhibit and promotional costs of $1.3 million.

Goodwill Impairment

We determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pretax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit during the second quarter of 2024. After this impairment charge, no net goodwill related to Materials Solutions is reflected in Consolidated Balance Sheet as of June 30, 2024. See Note 4, Goodwill of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the pretax non-cash goodwill impairment charge.

Restructuring, Impairment and Other Asset Charges and Gains, net

Restructuring, asset impairment charges and the loss (gain) on sale of property and equipment, net for the three and nine-month periods ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Restructuring charges:
Costs associated with exited operations – Enid	$8.4	$0.1	$8.5	$0.3
Workforce reductions	—	—	0.9	—
Costs associated with leadership change and overhead restructuring	—	—	—	7.3
Total restructuring related charges	8.4	0.1	9.4	7.6

Asset impairment charges:
Other impairment charges	—	—	—	0.8
Total asset impairment charges	—	—	—	0.8

Loss (gain) on sale of property and equipment, net:
Loss (gain) on sale of property and equipment, net	—	0.4	(1.1)	(3.1)
Total loss (gain) on sale of property and equipment, net	—	0.4	(1.1)	(3.1)

Restructuring, other impairment and asset charges, net	$8.4	$0.5	$8.3	$5.3

See Note 11, Strategic Transformation, Restructuring, Impairment and Other Asset Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $2.6 million and $8.4 million was incurred in the three and nine months ended September 30, 2024, respectively, as compared to $2.4 million and $6.4 million in the three and nine months ended September 30, 2023, respectively, primarily related to higher average outstanding borrowings on the Credit Facility in 2024 as compared to the corresponding periods in 2023.

INDEX
Income Tax

Our income tax benefit for the third quarter of 2024 was $2.3 million compared to $0.6 million for the third quarter of 2023. Our effective income tax rate was 27.1% for the third quarter of 2024 compared to 8.5% for the third quarter of 2023. The income tax benefit for the three months ended September 30, 2024 was higher compared to the same period in 2023 primarily due to higher pretax book loss and changes in the relative weighting of jurisdictional income and loss.

Our income tax benefit for the first nine months of 2024 was $0.6 million compared to a provision of $6.5 million for the first nine months of 2023. Our effective tax rate was 3.4% for the first nine months of 2024 compared to 25.7% for the first nine months of 2023. The income tax benefit for the nine months ended September 30, 2024 as compared to an expense in the same period in 2023, was primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment.

Backlog

The backlog of orders as of September 30, 2024 was $475.8 million compared to $614.7 million as of September 30, 2023, a decrease of $138.9 million, or 22.6%. Domestic backlog decreased $133.0 million, or 26.0%, and international backlog decreased $5.9 million, or 5.7%. The backlog decreased $43.6 million to $351.1 million in the Infrastructure Solutions segment and decreased $95.3 million to $124.7 million in the Materials Solutions segment.

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

Segment Net Sales – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$165.0	$163.2	$1.8	1.1%
Materials Solutions	126.4	139.9	(13.5)	(9.6)%

Infrastructure Solutions

Sales in this segment were $165.0 million for the third quarter of 2024 compared to $163.2 million for the same period in 2023, an increase of $1.8 million, or 1.1%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated higher equipment sales and service and equipment installation revenue of $8.4 million and $1.2 million, respectively, partially offset by decreased parts and component sales of $7.7 million.

Domestic sales for the Infrastructure Solutions segment increased $1.9 million, or 1.2%, for the third quarter of 2024 compared to the same period in 2023 primarily due to increased equipment sales and service and equipment installation revenue of $8.3 million and $1.1 million, respectively, partially offset by decreased parts and component sales of $7.5 million.

International sales for the Infrastructure Solutions segment decreased $0.1 million, or 1.2%, for the third quarter of 2024 compared to the same period in 2023.

Materials Solutions

Sales in this segment were $126.4 million for the third quarter of 2024 compared to $139.9 million for the same period in 2023, a decrease of $13.5 million, or 9.6%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased equipment sales of $16.2 million partially offset by increased parts and component sales of $3.4 million.

Domestic sales for the Materials Solutions segment decreased by $20.3 million, or 27.1%, for the third quarter of 2024 compared to the same period in 2023, primarily driven by decreased equipment sales of $21.4 million. This decrease was partially offset by increases in other revenue and parts and component sales of $0.8 million and $0.7 million, respectively.

INDEX
International sales for the Materials Solutions segment increased $6.8 million, or 10.5%, for the third quarter of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $5.2 million and $2.7 million, respectively.

Segment Net Sales – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$588.6	$578.1	$10.5	1.8%
Materials Solutions	357.5	422.9	(65.4)	(15.5)%

Infrastructure Solutions

Sales in this segment were $588.6 million for the first nine months of 2024 compared to $578.1 million for the same period in 2023, an increase of $10.5 million, or 1.8%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increased equipment sales of $32.2 million. These increases were partially offset by decreased service and equipment installation revenue and used equipment sales of $20.3 million and $2.5 million, respectively.

Domestic sales for the Infrastructure Solutions segment increased $13.8 million, or 2.6%, for the first nine months of 2024 compared to the same period in 2023 primarily due to increased equipment sales of $35.7 million partially offset by decreased service and equipment installation revenue and used equipment sales of $20.0 million and $2.5 million, respectively.

International sales for the Infrastructure Solutions segment decreased $3.3 million, or 7.8%, for the first nine months of 2024 compared to the same period in 2023 primarily due to decreased equipment sales of $3.5 million.

Materials Solutions

Sales in this segment were $357.5 million for the first nine months of 2024 compared to $422.9 million for the same period in 2023, a decrease of $65.4 million, or 15.5%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased equipment sales of $66.8 million partially offset by increased other revenue of $2.6 million.

Domestic sales for the Materials Solutions segment decreased by $84.6 million, or 32.4%, for the first nine months of 2024 compared to the same period in 2023, driven by decreased equipment sales and parts and component sales of $83.2 million and $3.0 million, respectively. These decreases were partially offset by increased other revenue of $3.0 million.

International sales for the Materials Solutions segment increased $19.2 million, or 11.9%, for the first nine months of 2024 compared to the same period in 2023 primarily due to increased equipment and parts and component sales of $16.4 million and $4.4 million, respectively.

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

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$15.6	$13.3	$2.3	17.3%
Materials Solutions	14.5	9.5	5.0	52.6%

INDEX
Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $15.6 million for the third quarter of 2024 compared to $13.3 million for the same period in 2023, an increase of $2.3 million, or 17.3%. The increase in Segment Operating Adjusted EBITDA was primarily driven by (i) the sales impact of favorable pricing partially offset by unfavorable volume and mix that generated higher gross profit of $5.5 million, (ii) lower bad debt expense of $0.7 million and (iii) decreased selling, general and administrative personnel-related costs of $0.7 million. These increases were partially offset by (i) manufacturing inefficiencies of $3.2 million (ii) the impact of inflation on materials, labor and overhead of $2.3 million and (iii) increased customer concessions of $0.8 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $14.5 million for the third quarter of 2024 compared to $9.5 million for the same period in 2023, an increase of $5.0 million, or 52.6%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the loss contingency related to the 37 BP litigation, of which $6.4 million was recorded in the third quarter of 2023 as compared to the $1.9 million benefit from the loss contingency release offset by the final settlement amount recorded during the third quarter of 2024 and net favorable inventory adjustments of $1.3 million. These increases were partially offset by manufacturing inefficiencies of $3.8 million and the impact of inflation on materials, labor and overhead of $1.0 million.

Segment Operating Adjusted EBITDA – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2024	2023
Infrastructure Solutions	$68.4	$67.5	$0.9	1.3%
Materials Solutions	30.0	42.4	(12.4)	(29.2)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $68.4 million for the first nine months of 2024 compared to $67.5 million for the same period in 2023, an increase of $0.9 million, or 1.3%. The increase in Segment Operating Adjusted EBITDA resulted primarily from (i) the sales impact of favorable pricing coupled with net favorable volume and mix that generated higher gross profit of $24.3 million (ii) decreases in annual incentive compensation costs of $1.5 million, (iii) decreases in new product development costs of $0.7 million and (iv) decreases in property maintenance costs of $0.6 million. The increase was partially offset by (i) manufacturing inefficiencies of $16.2 million, (ii) the impact of inflation on materials, labor and overhead of $6.1 million, (iii) higher IT support and professional services costs of $4.1 million and (iv) increased selling, general and administrative personnel-related costs of $3.1 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $30.0 million for the first nine months of 2024 compared to $42.4 million for the same period in 2023, a decrease of $12.4 million, or 29.2%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from (i) manufacturing inefficiencies of $9.2 million, (ii) the sales impact of net unfavorable volume and mix partially offset by favorable pricing that decreased gross profit by $7.4 million and (iii) the impact of inflation on materials, labor and overhead of $2.6 million. These decreases were partially offset by the loss contingency related to the 37 BP litigation, of which $6.4 million was recorded in the third quarter of 2023 as compared to the $1.9 million benefit from the loss contingency release offset by the final settlement amount recorded during the third quarter of 2024.

Corporate and Other Operations

Corporate and Other operations had net expenses of $12.7 million for the third quarter of 2024 compared to $12.8 million for the same period in 2023, a decrease of $0.1 million, or 0.8%. Personnel related costs were materially consistent driven by $1.5 million general employee cost increases partially offset by decreases in annual incentive compensation costs of $1.0 million.

Corporate and Other operations had net expenses of $34.5 million for the first nine months of 2024 compared to $32.5 million for the first nine months of 2023, an increase of $2.0 million, or 6.2%. The increase in expenses were primarily due to $2.5 million of higher technology support costs and certain professional services. Personnel related costs were materially consistent driven by $2.6 million in the prior year related to the recovery of share-based compensation expense for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 that did not recur which was partially offset by decreases in annual incentive compensation costs of $2.1 million and general employee cost decreases.

INDEX
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under the Credit Facility and cash flows from operations. As of September 30, 2024, our total liquidity was $195.1 million, consisting of $52.7 million of cash and cash equivalents available for operating purposes and $142.4 million available for additional borrowings under the Credit Facility, subject to our continued compliance with financial covenants under the Credit Agreement. Our foreign subsidiaries held $34.3 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

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

On December 19, 2022, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of September 30, 2024.

We had $99.0 million in outstanding borrowings under the Credit Facilities as of September 30, 2024. Our outstanding letters of credit totaling $8.6 million decreased borrowing availability to $142.4 million under the revolving credit facility as of September 30, 2024. We anticipate continuing to utilize the Credit Facilities with more frequency in the near term to support our working capital needs. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near term to remain at elevated levels.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of September 30, 2024, open purchase obligations totaled $121.9 million, of which $95.7 million are expected to be fulfilled within the remainder of 2024.

We estimate that our capital expenditures will be between $20.0 million and $25.0 million for the year ending December 31, 2024, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash used in operating activities	$(13.6)	$(18.8)
Net cash used in investing activities	(14.0)	(3.9)
Net cash provided by financing activities	19.5	30.8
Effect of exchange rates on cash	0.2	(0.3)
(Decrease) increase in cash, cash equivalents and restricted cash	(7.9)	7.8
Cash, cash equivalents and restricted cash, end of period	$55.3	$73.8

Net cash used in operating activities

Net cash used in operating activities decreased by $5.2 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower net cash usages for our operating assets and liabilities of $24.2 million partially offset by reduced cash inflows from net income reduced by non-cash charges of $19.7 million. The decreased net cash usage for our operating assets and liabilities were mainly driven by the timing of inventory purchases of $49.8 million and increases in customer deposits of $21.7 million. The decreased net cash usage was partially offset by the timing of payments on trade accounts payables of $35.6 million and higher employee-related payments of $14.0 million.

Net cash used in investing activities

Net cash used in investing activities was $14.0 million during the nine months ended September 30, 2024 as compared to $3.9 million during the nine months ended September 30, 2023, primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023 that did not recur. This was partially offset by decreased capital expenditures of $9.0 million during the nine months ended September 30, 2024 as compared to the same period of 2023.

Net cash provided by financing activities

Our financing activities provided net cash of $19.5 million during the nine months ended September 30, 2024 as compared to providing net cash of $30.8 million during the nine months ended September 30, 2023, primarily due to decreased borrowings, net of repayments, of $12.5 million.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the third quarter of both 2024 and 2023.

Share Repurchases

As announced on July 30, 2018, we approved a share repurchase program, which authorizes us to repurchase up to $150.0 million of our common stock. As of September 30, 2024, $115.7 million remains available for repurchase under the approved share repurchase program. No shares were repurchased under the plan during the three months ended September 30, 2024; however, we may conduct opportunistic share repurchases under this authorization in future periods utilizing cash on hand or borrowings under our Credit Facilities. The timing, manner and number of shares repurchased will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, regulatory requirements, the market price of our stock and the availability of alternative investment opportunities.

Financial Condition

Our total current assets increased to $740.1 million as of September 30, 2024 from $719.5 million as of December 31, 2023, an increase of $20.6 million, or 2.9%, due primarily to (i) increases of $22.5 million in trade and other receivables, which includes a $13.7 million receivable from our insurance carriers recorded in the first quarter of 2024 related to a pending litigation settlement and (ii) increased inventory of $10.8 million. These increases were partially offset by decreases in cash, cash equivalents and restricted cash of $7.9 million.

Our total current liabilities increased to $299.2 million as of September 30, 2024 from $299.0 million as of December 31, 2023. Increases of $20.9 million and $13.8 million in other current liabilities and customer deposits, respectively, were partially offset by

INDEX
decreases in accounts payables of $29.1 million. The increase in other current liabilities includes $13.7 million related to a pending litigation settlement corresponding to the related receivable from our insurance carriers.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States, the ERP at Corporate and one manufacturing site and the consolidations and reporting module. During the second quarter of 2024, we implemented the ERP at two additional manufacturing sites.

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

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of our business. Except as noted elsewhere in this Report, there are no pending or threatened litigation proceedings that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

See Note 8, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, our Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 7, 2024	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	/s/ Jamie E. Palm
Jamie E. Palm Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)