Form 10-K
period 2024-12-31
ASTEC INDUSTRIES INC
filed 2025-02-26
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $673.4 million based upon the closing sales price as reported on the Nasdaq National Market System.
As of February 21, 2025, there were 22,803,976 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTEC INDUSTRIES, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

Our products are marketed both domestically and internationally primarily to asphalt and concrete producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycling and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, we manufacture and sell replacement parts for equipment in each of our product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of our business.

Corporate Strategic Objectives

Our OneASTEC Vision is: To build industry changing solutions that create life-changing opportunities. Our strategic pillars are aligned to support our Vision and are focused on our employees, our customers and our innovation.

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
•Enhancing quality, parts availability and customer connectivity.

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

Strategic Transformation Program

Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP") system, which is replacing much of our existing disparate core financial systems. During 2024, we modified the pace of deployment of future site conversions to improve efficiencies and reduce business disruptions at our manufacturing sites, which will reduce the scope of the program to exclude sites outside North America. To date, we have launched the human capital resources module in our U.S. locations and converted the operations of three manufacturing sites along with Corporate, two of which occurred during the second quarter of 2024.

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

The Corporate and Other category consists primarily of our parent company and Astec Insurance Company ("Astec Insurance" or the "captive"), our captive insurance company, which do not meet the requirements as an operating segment or inclusion in one of the other reporting segments.

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

Infrastructure Solutions Segment

Overview

The Infrastructure Solutions segment designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment, including industrial automation controls and telematics platforms, as well as asphalt road construction equipment, industrial thermal systems, land clearing, recycling and other heavy equipment. Infrastructure Solutions manufacturing operations are primarily located in the United States and Canada. Our India site services and installs equipment and provides parts in the region in which it operates for many of the products produced by all of the Company's manufacturing sites.

Astec Digital, which is included in the Infrastructure Solutions segment, is responsible for the development and delivery of the Astec Digital Ecosystem which enables customers to leverage our product portfolio and associated data to provide insight into their operations. Our focus is to connect all Astec products to the Astec Digital Ecosystem and leverage this data to create a competitive advantage for our customers that can allow them to be more efficient, productive and sustainable. Astec Digital has locations in Belgium, Canada, France, the United Kingdom and the United States.

Beginning January 1, 2024, Astec Digital, which was previously included in the Corporate and Other category, is reported in the Infrastructure Solutions segment while the Australia and Chile ("LatAm") sites, which were previously included in the Infrastructure Solutions segment, are reported in the Materials Solutions segment.

Products and Services

The primary products produced and services provided by the Infrastructure Solutions segment include:

Asphalt plants and related components	Heaters	Concrete dust control systems
Asphalt pavers	Vaporizers	Concrete material handling systems
Screeds	Heat recovery units	Paste back-fill plants
Asphalt storage tanks	Hot oil heaters	Bagging plants
Fuel storage tanks	Industrial and asphalt burners and systems	Blower trucks and trailers
Material transfer vehicles	Soil stabilizing/reclaiming machinery	Wood chippers and grinders
Milling machines	Soil remediation plants	Control systems
Pump trailers	Concrete batch plants	Service, construction and retrofits
Liquid terminals	Storage equipment and related parts	Engineering and environmental permitting services
Polymer plants	Concrete mixers	Cold central plant recycle systems
Industrial automation controls	Telematics platforms

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

Our horizontal wood grinders, disc and drum chippers, as well as blower trucks and trailers have been diverting green waste from landfills for over 40 years. Horizontal grinders are used to create mulch from green waste for water retention, erosion control and compost for soil amendments. Our horizontal grinders allow the diversion of low value material away from landfills and conversion to high value saleable product for our customers. Drum chippers create biomass wood chips from un-merchantable wood for energy production, erosion control, playground chips or landscaping. Blower trucks are used for erosion control, landscaping, green roofs and the application of playground chips.

Our pavers are designed for minimal maintenance costs while exceeding road surface smoothness requirements. Our F-Series pavers also feature a significant noise reduction over previous models, efficiency improvements in the cooling and hydraulic systems and an articulating track frame that, in addition to operator comfort, will also further improve the high quality road smoothness reputation of our pavers. The mobile, self-propelled material transfer vehicle, known as the "Shuttle Buggy," allows for continuous paving, reducing time and haul trucks required while keeping asphalt mix temperatures consistent to create a smooth, durable finished product.

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

Backlog

The backlog for the Infrastructure Solutions segment as of December 31, 2024 and 2023 was approximately $305.5 million and $364.7 million, respectively.

Materials Solutions Segment

Overview

The Materials Solutions segment designs and manufactures heavy rock processing equipment, in addition to servicing and supplying parts for the aggregate, mining, recycling, ports and bulk handling markets. Materials Solutions manufacturing operations are primarily located in the United States, Brazil, Canada, South Africa and the United Kingdom. Locations in Australia, Chile and Thailand function to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites. In addition to manufacturing core Materials Solutions products and asphalt plants, Belo Horizonte, our Brazilian site, markets all our products to the Brazilian market.

As of December 31, 2024, we had an ownership interest of approximately 93% in Belo Horizonte. During the first quarter of 2022, we executed an agreement with the noncontrolling interest holder to acquire their outstanding interest in full. Completion of the transaction is subject to resolution of certain disputes between the parties.

Beginning January 1, 2024, the Australia and LatAm sites, which were previously included in the Infrastructure Solutions segment, are reported in the Materials Solutions segment.

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

Marketing

The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycling and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and both domestic and foreign governmental agencies.

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

Backlog

As of December 31, 2024 and 2023, the backlog for the Materials Solutions segment was approximately $114.1 million and $205.1 million, respectively.

Corporate and Other

The Corporate and Other category consists primarily of the parent company and the captive, which do not meet the requirements as an operating segment or inclusion in one of the other reporting segments. The parent company and the captive provide support and corporate oversight for our other sites.

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

Although raw materials for manufacturing are normally readily available, certain highly customized components may require longer than normal lead times such as engines, gearboxes, and hydraulic and electronic systems.

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

Due to the size and weight of certain equipment we manufacture, we and our customers may encounter various state regulations on maximum weights transportable on highways. Additionally, some states have regulations governing the operation of asphalt mixing plants, and most states have regulations relating to the accuracy of weights and measures, which affect some of the control systems we manufacture.

Compliance with these government regulations has not had a material effect on our capital expenditures, earnings or competitive position within the market to date.

Patents and Trademarks

We seek to obtain patents to protect the novel features of our products and processes. Our subsidiaries hold 113 United States patents and 129 foreign patents. Our subsidiaries have 10 United States and 23 foreign patent applications pending.

We have 77 trademarks registered in the United States, including logos for Astec, Carlson Paving, Heatec, KPI-JCI, Peterson Pacific, Power Flame, Roadtec and Telsmith, and the names ASTEC, CARLSON, HEATEC, JCI, KOLBERG, PETERSON, POWER FLAME, ROADTEC and TELSMITH, as well as a number of other product names. We also have 124 trademarks registered in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, the European Union, France, Germany, India, Italy, Kazakhstan, Mexico, New Zealand, Paraguay, Peru, Russia, South Africa, South Korea, Taiwan, Thailand, the United Kingdom, Ukraine, Uruguay and Vietnam. We have 12 United States and 3 foreign trademark registration applications pending.

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

Backlog represents the dollar value of firm orders for equipment, parts and related installation which are expected to be recognized in net sales in the future. Firm orders are signed commitments from customers to complete a purchase for machinery, equipment or parts that is expected to be noncancellable and are included in backlog when we are in receipt of an executed contract and any required deposits or security and the orders have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received.

As of December 31, 2024 and 2023, we had a backlog for delivery of products at certain dates in the future of approximately $419.6 million and $569.8 million, respectively. Approximately $112.2 million of the decline in backlog between periods relates to orders from domestic customers.

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

Human Capital Resources and Management

Our employees around the world are each guided by our Purpose: Built to Connect, and our Vision: To build industry changing solutions that create life-changing opportunities. Every employee is also guided by our values and our code of business conduct. In everyday work, our employees embody our core values of Safety, Devotion, Integrity, Respect and Innovation. They do so by living our winning behaviors of Open and Honest Communications, Collaboration, Customer Driven Innovation and OneASTEC in all they do. We strive to be an employer of choice, attracting and retaining top talent committed to creating a diverse, equitable and inclusive workplace where individuals are respected and valued for their diverse backgrounds and experiences. Through comprehensive compensation and benefits and a focus on safety, we strive to support our employees' overall well-being. Our sites have programs designed to upskill manufacturing employees in the areas specifically required for local production needs. In addition, we partner with national vendors specialized in skilled labor recruitment and many of our sites have relationships with local trade schools and community colleges to attract talent.

We engaged our employees through the Voice of OneASTEC survey in 2024, with 83% of our workforce responding and providing us with valuable feedback. Astec's overall engagement score improved by 5% since the last survey completed in 2022. The 2024 survey also showed improvements in our previously identified focus areas of opportunity: communication, performance management and change management.

Employee Profile

As of December 31, 2024, we employed 4,148 individuals, including 3,419 employees in the U.S. and Canada. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2024, the functional representation of our employees was as follows: 2,626 were engaged in manufacturing, 431 in engineering, including support staff, and 1,091 in selling, administrative and management functions.

Unions are certified as bargaining agents for approximately two percent of our U.S. direct employees. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 73 of our active U.S. employees are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC on behalf of its local affiliate Local Union No. 11-508-03, with an expiration date of December 11, 2025. Unions also represent approximately 12 percent of our employees at our facilities outside the U.S. We consider our employee relations to be good.

Compensation and Benefits

As an employer of choice, we provide competitive and robust compensation and benefits. We achieve this by regularly conducting market reviews and adjusting as needed. In addition to salaries, we provide regional programs, which can include annual bonuses, share-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family and parental leave, family care resources, flexible work arrangements, employee assistance programs, tuition assistance and on-site services.

Health and Safety

Our commitment to safety is integral to our operations, it underscores our dedication to the well-being of our employees, stakeholders and the communities in which we operate. We hold safety paramount and prioritize a culture of safety that permeates every aspect of our business. Rigorous safety protocols and comprehensive training programs are implemented across all levels of the organization to mitigate risks and promote a safe and healthy environment for our employees.

We continually invest in state-of-the-art safety technologies and regularly review and update our safety procedures to align with industry best practices and regulatory standards. Our Safety Committees, comprised of cross-functional experts, meet regularly to assess and address emerging safety challenges. This collaborative approach ensures that we are proactive in identifying potential hazards and implementing effective preventative measures. Through transparent communication, regular safety audits and the integration of feedback from employees and regulatory agencies, we strive to maintain the highest standards of safety performance. Our commitment to safety extends beyond our facilities to encompass the entire supply chain, fostering a holistic approach to risk management. We believe that by prioritizing safety, we not only safeguard our workforce but also contribute to the long-term sustainability and success of our business.

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

We aspire to reduce recordable injuries and lost time each year and have added safety resources at all our sites and within our corporate structure to improve our overall safety program. During the year ended December 31, 2024, we had zero recordable injuries at three of our manufacturing sites. However, we experienced a 31% increase in our OSHA Recordable Incident Rate for the year ended December 31, 2024, to 1.66 compared to 1.27 for the year ended December 31, 2023. Although we have seen an increase in the recordable incident rate, the incidents are concentrated in a limited number of sites. We have taken action to address these localized safety issues by increasing the number of corporate safety audits, providing thorough training at the site, realigning site safety focus, providing standardized safety policies and procedures and focusing on proactive injury prevention. We are focused on improving our safety training and communications by being proactive and transparent and persistently delivering our safety messaging to all Astec employees.

Talent Development

Talent and Diversity are key components of our OneASTEC business model. We strive to create an environment that attracts top talent and where high performance is fostered and thrives, continuous learning is engrained, diverse experience is leveraged as a competitive advantage and careers are propelled forward.

We utilize our High Performance Framework process to ensure company-wide alignment to achieve company goals and targets. This model includes values, professional development and cascaded common performance goals.

We provide all employees a wide range of professional development experiences, both formal and informal, at various stages in their careers. Specifically, we offer leadership training to all employees at the supervisor and manager level worldwide. This training focuses on building key leadership competencies including leading diverse and inclusive teams. In addition, talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines.

One of our core values - Respect - reflects the behavior we strive to include in every aspect of the way we conduct business. We recognize that our best performance comes when our teams are diverse and inclusive. These efforts touch all levels of our organization including our Board of Directors.

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
•rising gas and oil prices;
•rising steel prices and steel surcharges, including as a result of tariffs or other trade policies;
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

Governmental funding that is committed or earmarked for federal highway projects is always subject to political decision making that may result in repeal or reduction. Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. Furthermore, the 2024 U.S. presidential and congressional election results could alter legislative priorities and have a material impact on government funding of infrastructure projects.

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

Continued periods of higher interest rates, compared to historic low levels, could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products, make it more difficult for customers to cost-effectively secure financing to fund the purchase of new equipment or our customers' ability to repay obligations to us. Our customers’ inability to secure financing for projects on attractive terms could result in the delay, cancellation or downsizing of new purchases which could adversely affect our sales.

Market Condition Risks

Competition could reduce revenue from our products and services and cause us to lose market share, and our ability to compete in international jurisdictions is dependent upon trade policies, which are subject to change.

We currently face strong competition in product performance, price and service. Some of our domestic and international competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share. In addition to the general competitive challenges we face, international trade policies could negatively affect the demand for our products and services and reduce our competitive position in such markets. The 2024 U.S. presidential and congressional election results may have a significant impact on U.S. domestic and global trade policies. The implementation of more restrictive trade policies, such as higher tariffs, duties or charges, in countries where we operate could negatively impact our business, results of operations and financial condition. In addition, unfavorable currency fluctuations could result in our products and services being more expensive than local competitors.

Our operations in foreign countries, and continued expansion into additional international markets, could expose us to risks inherent in doing business outside of the United States.

In 2024, international sales represented approximately 22.2% of our total sales as compared to 19.0% in 2023. We plan to continue increasing our already significant sales and production efforts in international markets. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations and general economic and political conditions in the countries we do business, which are typically more volatile than the U.S. and more vulnerable to geopolitical conditions. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to anti-bribery, privacy regulations and anti-boycott provisions. We incur meaningful costs complying with these laws and regulations. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

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

We require access to various parts, components and raw materials at competitive prices in order to manufacture our products. Changes in the availability and price of these parts, components and raw materials (including steel) have changed significantly and rapidly at times. The availability and price of such items are affected by factors like demand, changes to international trade policies that may result in additional tariffs, duties or other charges, freight costs, global pandemics, shipping and container constraints and labor shortages and costs, each of which can significantly increase the costs of production. Increased production costs could become particularly significant if the U.S. or foreign governments impose additional tariffs, including on steel. The Trump administration recently imposed a 25% tariff on all steel and aluminum imports, which may result in meaningfully higher steel costs and, as a result, increased production costs that we may not be able to pass onto our customers.

Due to price competition in the market for construction equipment and certain infrastructure products which have longer contract to completion cycles, we may not be able to recoup increases in these costs through price increases for our products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including the price of competing products, the nature of our customers' orders and overall demand for our products. Further, we rely on a limited number of suppliers for steel and certain other raw materials, parts and components in the manufacturing process. Disruptions or delays in supply or significant price increases from these suppliers could adversely affect our operations and profitability, including our ability to convert our backlog and net sales. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

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

Furthermore, many of our competitors are larger than us and have more financial resources to invest in new technologies and manufacturing techniques. If we are unable to keep pace with these competitors in terms of new technology and innovation we may lose market share and our results of operations may be adversely affected.

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

From time to time, we may divest of or wind down certain business activities, product lines and/or perform other organizational restructuring projects in an effort to reduce costs and streamline operations. Such activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees, customers or suppliers. If these activities are not completed in a timely manner, anticipated cost savings, synergies and efficiencies are not realized, business disruption occurs during the pendency of or following such activities or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, results of operations and financial condition.

As part of our growth strategy, we may pursue acquisitions in the future and may not be successful in completing such acquisitions on favorable terms or be able to realize the anticipated benefits from such acquisitions.

As part of our growth strategy, we may pursue attractive acquisition opportunities if and when they become available. Failure to identify and acquire suitable acquisition candidates on appropriate terms could adversely impact our growth strategy. In addition, we may not be able to fully integrate the operations of any future acquired businesses with our own operations in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions or obtaining favorable financing or losing out on attractive acquisition opportunities to competing bidders that may have greater financial resources than us. We may also be required to incur additional debt or issue additional shares of our common stock in order to consummate acquisitions in the future. Potential new indebtedness may be substantial and may limit our flexibility in using our cash flow from operations. The issuance of new shares of our common stock could dilute the equity value of our existing shareholders. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Financial Risks

We may be unsuccessful in complying with the financial ratio covenants or other provisions of our credit agreement.

As of December 31, 2024, we were in compliance with the financial covenants contained in our credit agreement. However, in the future we may be unable to comply with the financial covenants in our credit facility or to obtain waivers with respect to such financial covenants. If such violations occur, our creditors could elect to pursue their contractual remedies under the credit facility, including requiring immediate repayment in full of all amounts then outstanding and requiring cash collateral to support outstanding letters of credit. As of December 31, 2024, we had outstanding borrowings of $105.0 million and an additional $5.2 million in letters of credit outstanding under the credit agreement. We may also borrow additional amounts under the credit agreement in the future. Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom have entered into their own independent loan agreements with the same lenders to our credit agreement as well as with other lending institutions.

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

We may not be able to adequately manage the risks associated with our products and systems, including increased warranty costs.

The success of our products depends on our ability to manage the risks that our products may have quality or other defects or deficiencies that result in their failure to satisfy performance or reliability requirements, including costs associated with design, manufacturing and warranties. Managing these risks can be costly and technologically challenging and we cannot determine the ultimate effect they may have. Warranty liabilities and the related reserve estimation process is highly judgmental as a result of the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for an alleged product defect by customers, it can be difficult to determine the level of potential exposure or liability related to such allegation or the extent to which the assertion of these claims may expand geographically. Although we maintain insurance for certain product related claims, such policies may not be available to us or adequately cover the liability for damages, the cost of repairs or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could have a material adverse effect on our results of operations and harm our reputation.

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

We have completed a number of acquisitions and expect to continue to complete selected acquisitions in the future as a component of our growth strategy. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded in the balance sheet of the acquiring company at their fair values as of the date of acquisition. As a result, any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business is recorded as goodwill. Definite lived-intangible assets are required to be amortized over their estimated useful lives, and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. If this occurs, we may be required under applicable accounting rules to write down the value of the assets or goodwill on our balance sheet to reflect the extent of any such impairment. Any such write-down of assets or goodwill would generally be recognized as a non-cash expense in our results of operations for the accounting period during which any such write down occurs.

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

At October 1, 2024, we performed a subsequent qualitative assessment of goodwill impairment, and our testing indicated no additional impairment had occurred at any of our reporting units. A decrease in our market capitalization, profitability or negative or declining cash flows increases the risk of goodwill or other intangible asset impairments. Future impairment charges could have a material adverse impact on our results of operations and shareholders' equity.

Human Capital Risks

Our performance could suffer if we cannot maintain our culture as well as attract, retain and engage our employees.

We believe our culture, focused on safety, devotion, integrity, respect and innovation, is one of our strongest assets. Our strong culture positions us to recruit and retain top-level talent across our organization. We believe our employees and experienced leadership group are competitive advantages, as the best people, over time, produce the best results. Our ability to attract and retain qualified engineers, skilled manufacturing personnel and other professionals, either through direct hiring or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success. The shrinking availability of qualified talent in these areas is a significant challenge in retaining and attracting sufficiently qualified personnel to enable us to meet customer demand efficiently, resulting in longer lead times to convert backlog to revenue and materially and adversely impacting our margins. If we are unable to attract the most talented candidates, and cannot retain and engage additional highly qualified managerial, technical, manufacturing and sales and marketing personnel by investing in their talent and personal development, our operational and financial performances could continue to suffer.

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

Furthermore, changes in leadership that occur from time to time can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

Legal, Regulatory and Compliance Risks

We are subject to an ongoing risk of product liability claims and other litigation arising in the ordinary course of business.

We manufacture heavy machinery, which is used by our customers at excavation and construction sites, ports and inland terminals and on high-traffic roads. Any defect in or improper operation of our equipment can result in personal injury, death or damage to or destruction of property, any of which could cause product liability claims to be filed against us. The amount and scope of our insurance coverage may not be adequate to cover all losses or liabilities we may incur in the event of a product liability claim. We may not be able to maintain insurance of the types or at the levels we deem necessary or adequate or at rates we consider reasonable. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. In addition, insurance coverage is increasingly expensive, contains more stringent terms and may be difficult to obtain in the future.

We are subject to significant governmental regulation and if we fail to comply with such regulation or if we become subject to increased regulation, we may incur significant costs related to penalties, remedial measures or increased compliance requirements.

We are subject to various risks related to conducting business domestically and internationally which encompass a wide range of government regulations including but not limited to: the U.S. Foreign Corrupt Practices Act, other anti-corruption laws, regulations administered by U.S. Customs and Border Protection, the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control and various non-U.S. government entities, including applicable import and export control regulations and customs requirements, imposition by the U.S. and foreign governments of additional taxes, tariffs, economic sanctions on countries, entities or persons, embargoes or other restrictions on trade, currency exchange regulations and transfer pricing regulations. We are also subject to potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or transact with and their diplomatic relations with the U.S. Accordingly, we are at risk to comply with complex international laws and regulations that may change unexpectedly, differ or conflict with laws in other countries in which we conduct business. While we maintain compliance programs to help ensure compliance with such regulations, there is no assurance that we will be effective in complying with all such regulations. Failure to comply with such regulations could subject us to criminal and civil penalties, disgorgement and other sanctions, remedial measures, legal expenses and reputational damage, all of which could have an adverse impact on our business, financial condition, results of operations and liquidity.

In addition, certain of our equipment is subject to rules limiting emissions and other climate related rules and regulation. Several of our products contain components that must comply with environmental, health and safety laws or regulations, including performance standards, promulgated by the EPA and other state regulatory agencies. These performance standards may change or become more stringent in the future. In addition, we may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental and other costs and capital expenditures to comply with any such legislation, regulation or accord. Changes in these requirements could also cause us to undertake costly measures to redesign or modify our equipment or otherwise adversely affect the manufacturing processes of our products. Such changes could also impact operations of our suppliers and customers. In addition, we may incur material costs or liabilities in connection with other regulatory requirements applicable to our business, including, for example, state regulation of our component equipment, the accuracy of weights and measures and the maximum weight transportable on highways and roads.

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

As a public company, we face public and investor scrutiny related to Environmental, Social and Governance ('ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly or meet any commitments that we may set in a number of areas, such as diversity, equity and inclusion, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations. Moreover, compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require us to make additional capital and operational expenditures that may have a material adverse effect on our earnings, liquidity, financial condition or competitive position.

If we are unable to protect our proprietary technology from infringement or if our technology infringes technology owned by others, then the demand for our products may decrease or we may be forced to modify our products, which could increase our costs.

We hold numerous patents covering technology and applications related to many of our products and systems, as well as numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in foreign countries. Our existing or future patents or trademarks may not adequately protect us against infringements, and pending patent or trademark applications may not result in issued patents or trademarks. Our patents, registered trademarks and patent applications, if any, may not be upheld if challenged, and competitors may develop similar or superior methods or products outside the protection of our patents. This could reduce demand for our products and materially decrease our revenues. We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results. Additionally, if our products are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of some of the technologies used in our products.

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

We may not be able to successfully implement our new enterprise resource planning system.

We are undergoing a multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. The upgraded ERP will convert our internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. This new ERP system will provide for standardized processes and integrated technology solutions that enable us to better leverage automation and process efficiency, transforming how we connect people, products and processes. An implementation of this scale is a major financial undertaking and has, and will continue to, require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to our new ERP could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP and processes have matured. Furthermore, we may incur higher than anticipated costs in connection with our ERP implementation, which could adversely impact our results of operations and financial condition. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented.

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
•Periodic business impact assessments of key business processes and services that enable us to identify sensitive and critical aspects of the business, the impact of operational disruptions to those processes and services and the sensitivity of the data leveraged in those processes and services.
•An external assessment of the cybersecurity risks associated with our operations.
•Periodic penetration testing of our internal and external IT environment to validate the real-world efficacy of our cybersecurity program and mitigate the risks of new cybersecurity vulnerabilities.

We utilize internal information technology resources for the primary aspects of our cybersecurity program. Our internal team is supported by external service providers and consultants as needed.

We utilize third-party service providers to manage portions of our business operations. We have established processes to review, identify and manage cybersecurity risks associated with the use of service providers. Prior to engaging these providers, we review the providers' SOC 2 Type II or other relevant security audit reports to ensure proper security controls are in place. We evaluate the service providers' controls for incident response strategy to identify any significant risks and adapt accordingly. We systematically review these assessments for any significant change throughout the relationship. Our risk management program consistently monitors for risk to our systems and services presented by these service providers and promotes strategies to address any threats identified.

To reduce the risk that we are materially impacted by a cybersecurity incident, we employ a multi-layered defense approach to cybersecurity leveraging our people, external resources, controls, tools and automated/monitored platforms to support the detection and response to cybersecurity incidents. We also have a cybersecurity incident response plan that outlines the steps we will take to respond to a cybersecurity incident, which is tested on a periodic basis. Additionally, we have a retainer for external forensics support if required for a material incident.

Finally, we conduct cybersecurity training and awareness programs for relevant employees, periodically conduct tabletop exercises leveraging actual scenarios to validate and improve our cybersecurity incident response plan and ensure that our management has a thorough understanding of and experience executing their roles and responsibilities if a cybersecurity incident were to occur.

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

The management positions responsible for assessing and managing cybersecurity risks include our Director of Cybersecurity and our Chief Information Officer ("CIO"), who reports directly to our Chief Executive Officer ("CEO"). Our CIO is responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy. Our CIO and Director of Cybersecurity both have over 20 years of cybersecurity oversight experience. Our CIO previously served as CIO for a New York Stock Exchange listed manufacturing company prior to joining the Company. Additionally, our Director of Cybersecurity has experience developing and implementing cybersecurity programs for multiple manufacturing firms.

As part of our defined cybersecurity policies and cybersecurity incident response plan, management is regularly updated on the status of the execution of our cybersecurity strategy and daily operations of the program. This includes regular reporting and evaluation of all cybersecurity incidents, not only those that may be deemed material.

Our CIO, supported by our Director of Cybersecurity, provides quarterly reports to the Board, which, generally includes:

•Our cybersecurity risk profile;
•Any changes to our cybersecurity strategy;
•Status of the execution of the cybersecurity strategy; and
•Summary of any material cybersecurity incidents that have occurred over the past quarter, including the nature, impact and resolution of incidents.

In the event of a material cybersecurity incident, communication to the Board is provided pursuant to our cybersecurity incident response plan.

ITEM 2. PROPERTIES

As of December 31, 2024, our manufacturing, warehouse and office facilities total approximately 3.3 million square feet of space globally. We believe all properties to be well maintained and adequate for present use, with sufficient capacities for current needs as our business is presently conducted. As we continue to optimize our global footprint, we may identify properties or expansion opportunities at existing locations that provide growth opportunity or determine that certain of our current properties no longer meet our requirements. Such new properties may be leased or purchased, and current properties may be modified, sold, leased or utilized in another manner.

Our corporate headquarters are in owned offices located in Chattanooga, Tennessee. Additional administrative offices are located inside and outside the United States.

The following table lists the principal locations (defined as greater than 20,000 square feet) that are owned or leased by us, as denoted, and which are utilized in our continuing business operations:

Location	Segment	Facility Type/Use	Approximate Square Feet
United States
Chattanooga, Tennessee (1)	Infrastructure Solutions	Manufacturing/rebuild, offices, training center, warehouse and storage	1,352,384
Yankton, South Dakota	Materials Solutions	Manufacturing, warehouse and offices	344,995
Eugene, Oregon	Materials Solutions	Manufacturing and offices	140,300
Eugene, Oregon	Infrastructure Solutions	Manufacturing and offices	135,920
Blair, Nebraska	Infrastructure Solutions	Manufacturing and offices	114,831
Burlington, Wisconsin	Infrastructure Solutions	Manufacturing and offices	112,100
Prairie du Chien, Wisconsin	Infrastructure Solutions	Manufacturing	100,336
Parsons, Kansas	Infrastructure Solutions	Manufacturing and offices	91,600
Sterling, Illinois (1)	Materials Solutions	Manufacturing and offices	67,500
Rossville, Georgia	Infrastructure Solutions	Manufacturing	40,500
Chattanooga, Tennessee (1)	Corporate and Other	Offices and hangar	37,006
West Columbia, South Carolina (1)	Infrastructure Solutions	Distribution center	20,400

International
Johannesburg, Gauteng, South Africa	Materials Solutions	Manufacturing and offices	229,000
Omagh, County Tyrone, United Kingdom	Materials Solutions	Manufacturing and offices	205,000
Vespasiano, Minas Gerais, Brazil	Materials Solutions	Manufacturing and offices	132,400
Thornbury, Ontario, Canada	Materials Solutions	Manufacturing and offices	60,500
Acacia Ridge, Queensland, Australia	Infrastructure Solutions	Offices, service, light fabrication, warehouse and storage	36,000
Marieville, Quebec, Canada (1)	Infrastructure Solutions	Manufacturing, warehouse, offices and storage	27,495
St-Bruno, Quebec, Canada (1)	Infrastructure Solutions	Warehouse and offices	21,800
(1) These facilities are partially or fully leased.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq National Market under the ticker symbol "ASTE". As of February 21, 2025, there were 232 holders of record of our common stock.

Dividend Policy

We paid quarterly dividends of $0.13 per common share to shareholders in all four quarters of both 2024 and 2023, totaling cash paid of $11.9 million and $11.8 million for dividends in 2024 and 2023, respectively.

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

The graph assumes that the value of an investment in our common stock, in the Russell 2000 index and in the S&P 600 SmallCap Industrials index was $100 on December 31, 2019 and assumes reinvestment of all dividends as well as the relative performance of each through December 31, 2024.

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dollars
2019
2020
2021
2022
2023
2024
Astec Industries, Inc.
Russell 2000
S&P 600 SmallCap Industrials

	December 31,
(in dollars)	2019	2020	2021	2022	2023	2024
Astec Industries, Inc.	100.00	139.28	167.78	99.58	92.30	84.57
Russell 2000	100.00	119.93	137.66	109.49	127.97	142.73
S&P 600 SmallCap Industrials	100.00	111.94	140.80	127.39	167.57	196.11

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act" and Part I, Item 1A. Risk Factors

for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. A similar discussion of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our products are marketed both domestically and internationally primarily to asphalt and concrete producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycling and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, we manufacture and sell replacement parts for equipment in each of our product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of our business.

Executive Summary

Highlights of our financial results as of and for the year ended December 31, 2024 as compared to the prior year include the following:

•Net sales were $1,305.1 million, a decrease of 2.5%

•Gross profit was $327.9 million, a decrease of 0.9%

•Income from operations was $23.2 million, a decrease of 52.3%

•Net income attributable to Astec was $4.3 million, a decrease of 87.2%

•Diluted income per share was $0.19, a decrease of 87.1%

•Backlog was $419.6 million, a decrease of 26.4%

Significant Items Impacting Financial Results in 2024

Strategic Transformation Program

Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP") system, which is replacing much of our existing disparate core financial systems. During 2024, we modified the pace of deployment of future site conversions to improve efficiencies and reduce business disruptions at our manufacturing sites, which will reduce the scope of the program to exclude sites outside North America. To date, we have launched the human capital resources module in our U.S. locations and converted the operations of three manufacturing sites along with Corporate, two of which occurred during the second quarter of 2024. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the year ended December 31, 2024, we have incurred total implementation costs of approximately $133 million.

In addition, a lean manufacturing initiative at one of our largest sites was largely completed during 2023 with certain capital investments finalized in early 2024. These investments, along with the other elements of the initiative, are expected to drive improvement in gross margin at that site in the second half of 2025.

See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of the costs related to these strategic initiatives.

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

VenVer Litigation

In October 2024, we reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc. for $8.4 million, which was paid in the fourth quarter of 2024. In connection with the settlement, we recorded a loss of $8.4 million in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations. See Note 16, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of this matter.

37 BP Litigation

In September 2024, we reached an agreement to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. for $6.3 million, which we paid in September 2024 (the "37 BP Litigation"). Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, that was recorded as of June 30, 2024 was released. The $1.9 million net impact of the loss contingency release and the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024. See Note 16, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of this matter.

Segment Changes

Our two reportable segments are comprised of sites based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, our Australia and Chile ("LatAm") sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category and has moved to the Infrastructure Solutions segment. Prior periods have been revised to reflect the changes to the segment composition for comparability.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix and, to a lesser extent, concrete as surface choices for roads and highways. Liquid asphalt is a by-product of oil refining. An increase or decrease in the price of oil impacts the cost of asphalt, which is likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. While oil prices had declined from the peak prices in 2022, throughout 2024 they remained relatively stable. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years and are expected to continue to fluctuate in the future. Based on the current macroeconomic environment, we anticipate that oil prices will experience moderate fluctuation throughout 2025.

Steel is a major component of our equipment. Throughout 2024, steel prices eased from the historically high levels experienced in 2022 and 2023. We anticipate that steel prices will increase during 2025, including as a result of the tariffs on all steel imports recently imposed by the Trump administration and other trade policies implemented by the U.S. and foreign governments. We anticipate that steel demand will increase in 2025 driven by a global focus on construction projects. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which negatively impacts our gross profit and margins.

New or ongoing geopolitical conflicts may cause a downturn in the construction industries in which we operate, cause an increase in oil prices, damage a significant portion of our inventory or materially impair our ability to distribute our products to customers. We monitor, adjust and potentially cease our operations in affected jurisdictions to ensure compliance with any governmental actions made in response to such conflicts.

Whenever possible, we attempt to cover increased costs of production by adjusting the prices of our products. The markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases.

Results of Operations: 2024 vs. 2023

Net Sales

Net sales decreased $33.1 million, or 2.5%, to $1,305.1 million in 2024 from $1,338.2 million in 2023. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in equipment sales of $21.8 million and service and equipment installation revenue of $21.1 million. These decreases were partially offset by increased parts and component sales of $7.5 million and increased other revenue of $4.0 million. Sales reported by our foreign subsidiaries in U.S. dollars for 2024 would have been $2.8 million higher had foreign exchange rates been the same as the 2023 rates.

Domestic sales for 2024 were $1,015.4 million, or 77.8% of net sales, compared to $1,083.4 million, or 81.0% of net sales, for 2023, a decrease of $68.0 million, or 6.3%. Domestic sales decreased primarily due to decreases in equipment sales of $52.5 million and service and equipment installation revenue of $20.0 million. These decreases were partially offset by increased other revenue of $4.5 million.

International sales for 2024 were $289.7 million, or 22.2% of net sales, compared to $254.8 million, or 19.0% of net sales, for 2023, an increase of $34.9 million, or 13.7%. International sales increased primarily due to higher equipment sales of $30.7 million and parts and component sales of $6.0 million.

Gross Profit

Consolidated gross profit for 2024 was $327.9 million, or 25.1% of net sales, as compared to $330.8 million, or 24.7% of net sales, in 2023, a decrease of $2.9 million, or 0.9%. The decrease was primarily driven by (i) manufacturing inefficiencies of $22.0 million, (ii) the impact of inflation on materials, labor and overhead of $10.0 million and (iii) increased net scrap expenses of $2.6 million. These decreases were partially offset by favorable pricing net of unfavorable volume and mix that generated $32.6 million higher gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2024 were $276.1 million, or 21.2% of net sales, compared to $276.4 million, or 20.7% of net sales, for 2023, a decrease of $0.3 million, or 0.1%, primarily due to (i) the loss contingency related to the 37 BP Litigation, of which $7.9 million was recorded in 2023 as compared to the $1.9 million benefit derived from the loss contingency release offset by the final settlement amount recorded during 2024, (ii) decreased employee incentive compensation costs of $5.0 million, (iii) decreased exhibit and promotional costs of $1.4 million, (iv) decreased depreciation and amortization expense of $1.4 million and (v) decreased bad debt expense of $1.0 million. These decreases were partially offset by (i) increased personnel-related costs of $9.4 million, which includes the recovery of share-based compensation expense in the prior year that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous Chief Executive Officer ("CEO") and the limited overhead restructuring action implemented in February 2023 of $2.6 million, (ii) higher technology support costs and certain professional services of $7.7 million and (iii) increased costs related to our strategic transformation program of $3.6 million.

Goodwill Impairment

We determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pretax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit during the second quarter of 2024. No net goodwill related to Materials Solutions is reflected in the Consolidated Balance Sheet as of December 31, 2024. See Note 7, Goodwill of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the pretax non-cash goodwill impairment charge.

Restructuring, Impairment and Other Asset Charges, Net

Restructuring, impairment and other asset charges, net for the years ended December 31, 2024 and 2023 are presented below:

	Years Ended December 31,
(in millions)	2024	2023
Restructuring charges:
Costs associated with exited operations – Enid	$8.6	$0.4
Workforce reductions	0.9	—
Costs associated with leadership change and overhead restructuring	—	7.3
Total restructuring related charges	9.5	7.7

Asset impairment charges:
Other impairment charges	—	1.2
Total asset impairment charges	—	1.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(1.1)	(3.1)
Total gain on sale of property and equipment, net	(1.1)	(3.1)

Restructuring, impairment and other asset charges, net	$8.4	$5.8

See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the individual restructuring actions taken and the impairment charges recorded.

Interest Expense

Interest expense of $10.7 million was incurred for the year ended December 31, 2024 as compared to $8.9 million for the year ended December 31, 2023, an increase of $1.8 million, primarily related to higher average outstanding borrowings on our revolving credit facility.

Income Tax Provision

Income tax expense for the year ended December 31, 2024 was $9.8 million, reflecting a 70.5% effective tax rate, compared to $9.1 million for the year ended December 31, 2023, reflecting a 21.3% effective tax rate. Our effective tax rates are affected by recurring items which are generally consistent from period to period, as well as discrete items that may occur but are not consistent from period to period.

The items having the most significant impact on the effective tax rate for 2024 are the out-of-period expense associated with the correction of under-accruals of state income tax expenses recorded in the fourth quarter of 2024 and a net nondeductible goodwill impairment of $2.9 million partially offset by a net benefit of $3.3 million for research and development tax credits. The item having the most significant impact on the effective tax rate for 2023 is a net benefit of $1.8 million for research and development tax credits. Future utilization of our NOLs and state tax credit carryforwards is evaluated on a periodic basis, and the valuation allowance is adjusted accordingly. There is no guarantee that we will not incur additional valuation allowances to our NOLs.

Backlog

Backlog represents the dollar value of firm orders for equipment, parts and related installation which are expected to be recognized in net sales in the future. Firm orders are signed commitments from customers to complete a purchase for machinery, equipment or parts that is expected to be noncancellable and are included in backlog when we are in receipt of an executed contract and any required deposits or security and the orders have not yet been recognized into net sales. Certain orders for which we have received binding letters of intent or contracts will not be included in backlog until all required contractual documents and deposits are received. Backlog is not a measure defined by accounting principles generally accepted in the United States of America ("U.S. GAAP"), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. In addition, our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period, and there is no guarantee that our backlog will be converted to net sales.

Backlog levels provide management and investors additional details of committed orders that are expected to convert to future net sales. Management uses backlog information for capacity and resource planning as well as to monitor inventory levels in our facilities relative to expected future net sales.

	Years Ended December 31,
(in millions, except percentage data)	2024	2023	$ Change	% Change
Infrastructure Solutions	$305.5	$364.7	$(59.2)	(16.2)%
Materials Solutions	114.1	205.1	(91.0)	(44.4)%

Domestic Backlog	337.9	450.1	(112.2)	(24.9)%
International Backlog	81.7	119.7	(38.0)	(31.7)%

The backlog of orders as of December 31, 2024 was $419.6 million compared to $569.8 million as of December 31, 2023, a decrease of $150.2 million, or 26.4%.

Our shorter production lead times and parts fill rates have allowed for customers to place orders closer to the desired delivery date. Additionally, we have experienced variability in the ordering patterns from our dealer customers, most notably in the Materials Solutions segment, as a result of macroeconomic factors such as higher inflation and elevated interest rates, among other factors. These factors have influenced customer ordering patterns and are expected to continue, albeit in a less impactful manner.

Net Sales by Segment

	Years Ended December 31,
(in millions, except percentage data)	2024	2023	$ Change	% Change
Infrastructure Solutions	$837.4	$800.4	$37.0	4.6%
Materials Solutions	467.7	537.8	(70.1)	(13.0)%

Infrastructure Solutions

Sales in this segment were $837.4 million for 2024 compared to $800.4 million for 2023, an increase of $37.0 million, or 4.6%. The increase was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increased new equipment sales and parts and component sales of $51.9 million and $5.4 million, respectively. These increases were partially offset by lower service and equipment installation revenue of $20.4 million.

Domestic sales for the Infrastructure Solutions segment increased by $34.4 million, or 4.6%, for 2024 compared to 2023 primarily due to increases in equipment and parts and components sales of $49.7 million and $4.4 million, respectively. These increases were partially offset by lower service and equipment installation revenue of 20.0 million.

International sales for the Infrastructure Solutions segment increased $2.6 million, or 5.0%, for 2024 compared to 2023 primarily due to increased equipment sales of $2.2 million.

Materials Solutions

Sales in this segment were $467.7 million for 2024 compared to $537.8 million for 2023, a decrease of $70.1 million, or 13.0%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased equipment sales of $73.7 million. These decreases were partially offset by increased other revenue of $3.7 million.

Domestic sales for the Materials Solutions segment decreased $102.4 million, or 30.6%, for 2024 compared to 2023 primarily due to decreased equipment and parts and component sales of $102.2 million and $2.9 million, respectively. These decreases were partially offset by increased other revenue of $4.1 million.

International sales for the Materials Solutions segment increased $32.3 million, or 15.9%, for 2024 compared to 2023 primarily due to increased equipment sales and parts and component sales of $28.5 million and $5.0 million, respectively.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our CEO, who is the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the reportable segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. Our presentation of Segment Operating Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. See Note 19, Operations by Industry Segment and Geographic Area, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated net income attributable to controlling interest.

	Years Ended December 31,
(in millions, except percentage data)	2024	2023	$ Change	% Change
Infrastructure Solutions	$121.5	$102.4	$19.1	18.7%
Materials Solutions	37.2	50.7	(13.5)	(26.6)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $121.5 million for 2024 compared to $102.4 million for 2023, an increase of $19.1 million, or 18.7%. The increase in Segment Operating Adjusted EBITDA resulted primarily from (i) the impact of favorable pricing coupled with net favorable volume and mix that generated $38.9 million higher gross profit, (ii) decreases in annual incentive compensation costs of $1.8 million, (iii) the net franchise tax expense of $1.7 million and (iv) decreases in property maintenance costs of $1.1 million. These increases to Segment Operating Adjusted EBITDA were partially offset by (i) manufacturing inefficiencies of $12.5 million, (ii) the impact of higher inflation on materials, labor and overhead costs of $6.9 million, (iii) increased IT and professional services costs of $5.1 million and (iv) increased selling, general and administrative personnel-related costs of $2.6 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $37.2 million for 2024 compared to $50.7 million for 2023, a decrease of $13.5 million, or 26.6%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from (i) the impact of manufacturing inefficiencies of $10.9 million, (ii) unfavorable volume and mix partially offset by favorable pricing that generated $4.6 million lower gross profit, (iii) the impact of higher inflation on materials, labor and overhead costs of $3.1 million, (iv) increases in net scrap expenses of $1.7 million and (v) the net unfavorable impact of inventory adjustments of $1.4 million. These Segment Operating Adjusted EBITDA decreases were partially offset by the impact of the loss contingency related to the 37BP litigation, of which $7.9 million was recorded in 2023 as compared to the $1.9 million benefit derived from the loss contingency release offset by the final settlement recorded during 2024.

Corporate and Other Operations

Corporate and Other operations had net expenses of $46.9 million for 2024 compared to $43.1 million for 2023, an increase of $3.8 million or 8.8%. The increase in expenses was primarily driven by higher general and administrative expenses, primarily associated with personnel-related costs of $5.7 million, which includes the recovery of share-based compensation expense in the prior year that did not recur for awards that were forfeited or modified in conjunction with the termination of our previous CEO and the limited overhead restructuring action implemented in February 2023 of $2.6 million, and increased technology and support costs of $2.8 million. These increases were partially offset by decreased employee incentive compensation costs of $2.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under a $250.0 million revolving credit facility and cash flows from operations. As of December 31, 2024, our total liquidity was $228.1 million, consisting of $88.3 million of cash and cash equivalents available for operating purposes and $139.8 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $31.6 million of cash and cash equivalents available for operating purposes which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include the payment of our quarterly cash dividend, financing other strategic initiatives of our business, including, but not limited to, our strategic transformation initiatives, strategic acquisitions and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which replaced the previously existing credit facility with a borrowing capacity of $150.0 million and a maturity date of December 29, 2023. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027.

We had $105.0 million and $72.0 million in outstanding borrowings under the Credit Facilities as of December 31, 2024 and 2023, respectively. Our outstanding letters of credit totaling $5.2 million decreased borrowing availability to $139.8 million under the revolving credit facility as of December 31, 2024. We anticipate continuing to utilize the Credit Facilities with more frequency in the near-term to support our working capital needs. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of December 31, 2024. Due to the increased borrowings under our Credit Facilities and higher interest rates, we expect our interest expense in the near-term to remain at elevated levels.

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

We regularly enter into agreements primarily to purchase inventory in the ordinary course of business. As of December 31, 2024, open purchase obligations totaled $122.0 million, of which $120.6 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $35 and $45 million for the year ending December 31, 2025, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$23.0	$27.8
Net cash used in investing activities	(18.0)	(12.9)
Net cash provided by (used in) financing activities	24.4	(18.3)
Effect of exchange rates on cash	(1.8)	0.6
Increase (decrease) in cash, cash equivalents and restricted cash	27.6	(2.8)
Cash, cash equivalents and restricted cash, end of period	$90.8	$63.2

Net cash provided by operating activities

Net cash provided by operating activities decreased to $23.0 million during 2024 as compared to $27.8 million during 2023. This decrease is primarily due to decreased cash inflows from net income reduced by non-cash charges of $6.9 million partially offset by decreased net cash usages from our operating assets and liabilities of $1.4 million. The decreased net cash usages for our operating assets and liabilities were primarily driven by the timing of inventory purchases in 2024 of $90.4 million and reduced other assets of $11.9 million. These decreases were partially offset by (i) the timing of payments on trade accounts payables of

$43.6 million, (ii) the timing of collections on trade accounts receivables of $41.1 million and (iii) higher employee-related payments of $14.1 million.

Net cash used in investing activities

Net cash used in investing activities increased by $5.1 million during 2024 as compared to 2023 primarily due to the cash inflows from the sale of the Tacoma facility's land, building and certain equipment assets for $19.9 million in the first quarter of 2023 that did not recur. This was partially offset by decreased capital expenditures of $13.6 million during 2024 as compared to 2023.

Net cash provided by (used in) financing activities

Our financing activities provided net cash of $24.4 million during 2024 as opposed to net cash usage of $18.3 million during 2023 primarily due to increased borrowings net of repayments of $41.6 million.

Financial Condition

Our current assets increased to $722.8 million as of December 31, 2024 from $719.5 million as of December 31, 2023, an increase of $3.3 million, or 0.5%, due primarily to increased cash, cash equivalents and restricted cash and trade and other net receivables and contract assets of $27.6 million and $14.5 million, respectively. These increases were partially offset by decreased inventories and prepaid and refundable income taxes of $32.9 million and $5.3 million, respectively. Accounts receivable days outstanding decreased from 40.7 in 2023 to 40.3 in 2024.

Our current liabilities decreased to $271.7 million as of December 31, 2024 from $299.0 million as of December 31, 2023, a decrease of $27.3 million, or 9.1%, primarily due to decreased accounts payable and accrued employee related liabilities of $37.7 million and $5.9 million, respectively. These decreases were partially offset by increased other liabilities and customer deposits of $8.4 million and $7.1 million, respectively.

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

Inventory Valuation - Inventories are valued at the lower of first-in, first-out cost or net realizable value. The most significant component of our inventories is steel. Open market prices are subject to volatility and determine our cost of steel. During periods when open market prices decline, we may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and we reduce the carrying value of these items to their net realizable value. These reductions are determined based on estimates, assumptions and judgments made from the information available at that time. We do not believe it is reasonably likely that the inventory values will materially change in the near future.

Product Warranty Reserves - We accrue for the estimated cost of product warranties at the time revenue is recognized. Warranty obligations by product line or model are evaluated based on historical warranty claims experience. Estimated warranty obligations are based upon warranty terms, product failure rates, repair costs and current period machine shipments. If actual product failure rates, repair costs, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability may be required.

Capitalized Implementation Costs - We capitalize certain software implementation costs during the application development stage, including those associated with our multi-year phased ERP implementation. These costs include personnel expenses for employees and costs for third-party consulting services which are directly associated with the implementation. Capitalization for each phase ends once the implementation for that phase is substantially complete, at which point the capitalized costs are amortized ratably over the remaining contract term plus any reasonably certain renewal periods. There is judgment involved in estimating the stage of development and the internal costs allocated to the implementation. A change in these estimates could materially impact the amount capitalized, the associated amortization expense in subsequent periods and the amount of expenses recognized in current periods that do not qualify for capitalization.

Goodwill and Other Intangible Assets Impairment - Goodwill is tested for impairment annually on October 1, or more frequently, if events or circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is allocated to, and evaluated for impairment at, two identified reporting units.

Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and instead perform the quantitative impairment test.

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

We performed a subsequent qualitative analysis as of October 1, 2024 on our reporting units whereby the fair values of each reporting unit exceeded its carrying value and therefore no indicators of additional impairment existed. As of December 31, 2024 and 2023 the net carrying amount of goodwill was $25.0 million and $46.3 million, respectively. No goodwill impairment charges were recognized in 2023 or 2022.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the need to establish valuation allowances against our deferred tax assets to the extent we no longer believe it is more likely than not that the tax assets will be fully utilized. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Liabilities for uncertain income tax positions are based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires an estimate and measurement of the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to accrued taxes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

Interest Rate Risk

We are exposed to changes in interest rates, primarily from our Credit Facilities and our international credit facilities and term loan. Our Credit Facilities include a $250.0 million revolving credit facility, which bears interest based on market rates plus an applicable margin as defined in the Credit Agreement. Based on the outstanding balance on our domestic Credit Facilities of $105.0 million as of December 31, 2024, a hypothetical 100 basis point increase in the interest rates would have a $1.1 million impact on our annualized interest expense. We had outstanding Credit Facilities of $72.0 million as of December 31, 2023, a hypothetical 100 basis point increase in the interest rates would have had a $0.7 million impact on our annualized interest expense in 2023. We currently do not hedge variable interest.

Foreign Exchange Risk

We are subject to foreign exchange risk at our foreign subsidiaries that have operations denominated in currencies other than the U.S. dollar. These foreign operations represent 26.9% and 28.8% of total assets as of December 31, 2024 and 2023, respectively, and 13.5% and 13.4% of total net sales for the years ended December 31, 2024 and 2023, respectively. Each period, the balance sheets and related results of operations of our subsidiaries that are denominated in non-U.S. dollar currencies are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in our reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in our reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We view our investments in foreign subsidiaries as long-term and do not hedge the net investments in foreign subsidiaries.

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

A 10% fluctuation in foreign exchange rates throughout 2024 would have resulted in an impact of $17.7 million and $2.0 million to "Net sales" and "Net income (loss) attributable to controlling interest", respectively, in our Consolidated Statements of Operations for the year ended December 31, 2024.

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

The most significant component of our inventory is steel. We anticipate that steel prices will increase during 2025, including as a result of the tariffs on all steel imports recently imposed by the Trump administration and other trade policies implemented by the U.S. and foreign governments. Significant increases in the market price of steel can negatively impact our gross profit as we are often unable to pass along all of these price increases to our customers. A significant decline in the market price of steel could result in a decline in the market value of our equipment or parts. We utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Revenue Recognition – Certain Contracts with Customers – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Certain contracts include terms and conditions pursuant to which the Company recognizes revenue upon the completion of production and, at the request of the customer, stores the equipment at the Company's facilities. Under the terms of such contracts, revenue is recorded upon the customer's assumption of title and risk of ownership and when the Company has a present right to payment. In addition, the equipment is segregated from the Company's inventory, specifically identified as belonging to the customer and is ready for physical transfer to the customer, and the equipment cannot be used or redirected to another customer. The Company has not retained any specific performance obligations such that the earnings process is not complete prior to revenue recognition.

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

•We tested the accuracy and completeness of the completed orders recognized in revenue through physical observation of a selected sample of the equipment stored at the Company’s facilities.

•We selected a sample of completed contracts with customers where the equipment was stored at the Company’s facilities and performed the following procedures for each selection:

◦Sent confirmations to customers regarding key contractual terms, including that the customer has requested the arrangement.

◦Obtained and read the customer contract and correspondence to determine whether the Company has a present right to payment.

◦Tested management’s determination that the equipment is ready for physical transfer to the customer and management’s identification of the equipment as belonging to the customer.

◦Evaluated management’s identification of significant contract terms and the associated timing of revenue recognized in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2025

We have served as the Company's auditor since 2023.

To the Stockholders and Board of Directors
Astec Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying statements of operations, comprehensive (loss) income, equity, and cash flows of Astec Industries, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company's auditor from 2015 to 2022.

Atlanta, Georgia
March 1, 2023, except for Note 19, as to which the date is February 26, 2025

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$90.8	$63.2
Investments	3.0	5.7
Trade receivables, contract assets and other receivables, net	167.2	152.7
Inventories	422.7	455.6
Prepaid and refundable income taxes	9.3	14.6
Prepaid expenses and other assets	29.8	27.7
Total current assets	722.8	719.5
Property and equipment, net	181.9	187.6
Investments	18.9	13.8
Goodwill	25.0	46.3
Intangible assets, net	11.2	16.4
Deferred income tax assets	45.8	37.5
Other long-term assets	38.0	38.2
Total assets	$1,043.6	$1,059.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$0.1
Short-term debt	13.3	11.0
Accounts payable	79.2	116.9
Customer deposits	77.3	70.2
Accrued product warranty	16.1	16.5
Accrued employee related liabilities	38.2	44.1
Accrued loss reserves	1.7	2.7
Other current liabilities	45.9	37.5
Total current liabilities	271.7	299.0
Long-term debt	105.0	72.0
Deferred income tax liabilities	2.4	1.1
Other long-term liabilities	26.9	33.5
Total liabilities	406.0	405.6
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,803,976 in 2024 and 22,740,635 in 2023	4.6	4.5
Additional paid-in capital	142.9	138.4
Accumulated other comprehensive loss	(51.1)	(38.1)
Company stock held by deferred compensation programs, at cost	(0.3)	(0.8)
Retained earnings	541.7	549.4
Shareholders' equity	637.8	653.4
Noncontrolling interest	(0.2)	0.3
Total equity	637.6	653.7
Total liabilities and equity	$1,043.6	$1,059.3

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$1,305.1	$1,338.2	$1,274.5
Cost of sales	977.2	1,007.4	1,010.4
Gross profit	327.9	330.8	264.1
Selling, general and administrative expenses	276.1	276.4	247.6
Goodwill impairment	20.2	—	—
Restructuring, impairment and other asset charges, net	8.4	5.8	9.0
Income from operations	23.2	48.6	7.5
Other expenses, net:
Interest expense	(10.7)	(8.9)	(2.5)
Interest income	2.0	2.1	1.0
Other (expenses) income, net	(0.6)	1.0	(1.6)
Income before income taxes	13.9	42.8	4.4
Income tax provision	9.8	9.1	5.0
Net income (loss)	4.1	33.7	(0.6)
Net loss (income) attributable to noncontrolling interest	0.2	(0.2)	0.5
Net income (loss) attributable to controlling interest	$4.3	$33.5	$(0.1)
Per share data:
Earnings per common share - Basic	$0.19	$1.47	$—
Earnings per common share - Diluted	$0.19	$1.47	$—
Weighted average shares outstanding - Basic	22,799,071	22,719,900	22,790,717
Weighted average shares outstanding - Diluted	22,853,451	22,781,369	22,790,717

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$4.1	$33.7	$(0.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13.3)	2.1	(7.7)
Other comprehensive (loss) income	(13.3)	2.1	(7.7)
Comprehensive loss (income) attributable to noncontrolling interest	0.5	(0.3)	0.5
Comprehensive (loss) income attributable to controlling interest	$(8.7)	$35.5	$(7.8)

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$4.1	$33.7	$(0.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26.8	25.6	27.9
Provision for credit losses	0.6	1.6	1.2
Provision for warranties	18.6	17.6	12.6
Deferred compensation benefit	(0.1)	(0.1)	(0.9)
Share-based compensation	5.0	4.1	6.8
Deferred tax benefit	(6.8)	(6.4)	(17.1)
Gain on disposition of property and equipment, net	(1.1)	(3.1)	(0.7)
Goodwill impairment	20.2	—	—
Other impairment charges	—	1.2	3.5
Amortization of debt issuance costs	0.3	0.3	—
Distributions to deferred compensation programs' participants	(1.1)	(1.8)	(1.0)
Change in operating assets and liabilities, excluding the effects of acquisitions:
(Purchase) sale of trading securities, net	(1.5)	(0.3)	0.7
Receivables and other contract assets	(20.6)	20.5	(28.0)
Inventories	27.4	(63.0)	(96.4)
Prepaid expenses	(3.5)	2.2	(2.8)
Other assets	(0.9)	(12.8)	(16.2)
Accounts payable	(35.9)	7.7	25.5
Accrued loss reserves	(0.9)	1.4	(0.1)
Accrued employee related liabilities	(5.4)	8.7	4.3
Other accrued liabilities	(2.0)	(0.8)	2.6
Accrued product warranty	(18.9)	(13.1)	(11.1)
Customer deposits	7.6	1.0	9.9
Income taxes payable/prepaid	11.1	3.6	6.0
Net cash provided by (used in) operating activities	23.0	27.8	(73.9)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(17.8)
Expenditures for property and equipment	(20.5)	(34.1)	(40.7)
Proceeds from sale of property and equipment	2.3	20.3	5.7
Proceeds from insurance	0.4	—	—
Purchase of investments	(1.1)	(1.0)	(1.0)
Sale of investments	0.9	1.9	0.6
Net cash used in investing activities	(18.0)	(12.9)	(53.2)

(Continued)

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Payment of dividends	(11.9)	(11.8)	(11.2)
Proceeds from borrowings on credit facilities and bank loans	215.6	240.6	223.0
Repayments of borrowings on credit facilities and bank loans	(179.2)	(245.8)	(138.5)
Payment of debt issuance costs	—	—	(1.5)
Sale of Company stock by deferred compensation programs, net	0.4	0.3	0.2
Withholding tax paid upon vesting of share-based compensation awards	(0.5)	(1.6)	(1.8)
Repurchase of Company stock	—	—	(10.1)
Net cash provided by (used in) financing activities	24.4	(18.3)	60.1
Effect of exchange rates on cash	(1.8)	0.6	(1.4)
Increase (decrease) in cash and cash equivalents and restricted cash	27.6	(2.8)	(68.4)
Cash, cash equivalents and restricted cash, beginning of period	63.2	66.0	134.4
Cash, cash equivalents and restricted cash, end of period	$90.8	$63.2	$66.0

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$8.5	$7.0	$1.1
Income taxes paid, net	$8.2	$13.8	$17.7

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$1.0	$1.5	$1.5

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$2.4	$0.8	$7.3

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP, at Cost	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	22,767,052	$4.5	$130.6	$(32.4)	$(1.2)	$549.3	$0.5	$651.3
Net loss	—	—	—	—	—	(0.1)	(0.5)	(0.6)
Other comprehensive loss	—	—	—	(7.7)	—	—	—	(7.7)
Dividends ($0.49 per share)	—	—	0.2	—	—	(11.4)	—	(11.2)
Share-based compensation	—	—	6.8	—	—	—	—	6.8
Issuance of common stock under incentive plan	108,066	0.1	(0.1)	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.8)	—	—	—	—	(1.8)
Deferred compensation programs' transactions, net	—	—	0.1	—	0.1	—	—	0.2
Share repurchases	(251,087)	(0.1)	—	—	—	(10.0)	—	(10.1)
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	33.5	0.2	33.7
Other comprehensive income	—	—	—	2.0	—	—	0.1	2.1
Dividends ($0.52 per share)	—	—	0.1	—	—	(11.9)	—	(11.8)
Share-based compensation	—	—	4.1	—	—	—	—	4.1
Issuance of common stock under incentive plan	116,604	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.6)	—	—	—	—	(1.6)
Deferred compensation programs' transactions, net	—	—	—	—	0.3	—	—	0.3
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income	—	—	—	—	—	4.3	(0.2)	4.1
Other comprehensive loss	—	—	—	(13.0)	—	—	(0.3)	(13.3)
Dividends ($0.52 per share)	—	—	0.1	—	—	(12.0)	—	(11.9)
Share-based compensation	—	—	5.0	—	—	—	—	5.0
Issuance of common stock under incentive plan	63,341	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.5)	—	—	—	—	(0.5)
Deferred compensation programs' transactions, net	—	—	(0.1)	—	0.5	—	—	0.4
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6

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

The Company's products are marketed both domestically and internationally primarily to asphalt and concrete producers; highway and heavy equipment contractors; utility contractors; sand and gravel producers; construction, demolition, recycling and crushing contractors; forestry and environmental recycling contractors; mine and quarry operators; port and inland terminal authorities; power stations and domestic and foreign government agencies. In addition to equipment sales, the Company manufactures and sells replacement parts for equipment in each of its product lines and replacement parts for some competitors' equipment. The distribution and sale of replacement parts is an integral part of the Company's business.

The Company operates in two reportable segments - Infrastructure Solutions and Materials Solutions. The Company's two reportable business segments comprise sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations.

The Corporate and Other category consists primarily of the parent company and Astec Insurance Company ("Astec Insurance" or the "captive"), a captive insurance company, which do not meet the requirements as an operating segment or inclusion in one of the other reporting segments.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include excess and obsolete inventory, inventory net realizable value, product warranty obligations, capitalized implementation costs, goodwill and other intangible assets impairment and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

All dollar amounts, except per share amounts, are in millions of dollars unless otherwise indicated.

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with high credit quality institutions, the balances of which may exceed federally insured limits.

The Company had cash of $2.5 million and $3.4 million as of December 31, 2024 and 2023, respectively, that is restricted as to withdrawal or use primarily related to retention guarantees mainly held by its foreign subsidiaries, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

Investments - Investments consist primarily of investment-grade marketable securities. All investments held as of December 31, 2024 are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in "Other (expenses) income, net" in the Consolidated Statements of Operations. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade-date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

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

The Company held notes and other receivables, net totaling $3.3 million and $3.4 million as of December 31, 2024 and 2023, respectively in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets.

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

The following table represents a rollforward of the allowance for credit losses related to trade receivables for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in millions)	2024	2023	2022
Allowance balance, beginning of year	$3.3	$2.3	$2.3
Provision	0.9	1.6	1.2
Write offs	(1.8)	(0.6)	(1.2)
Recoveries and other	(0.1)	—	—
Allowance balance, end of year	$2.3	$3.3	$2.3

In addition, an allowance for credit losses related to outstanding notes receivables of $0.7 million is included in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets for the year ended December 31, 2023.

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

Assets Held for Sale - Assets are classified as held for sale when any ongoing operations have ceased, and the Company has committed to a plan to sell the assets in their current condition at a price that is reasonable in relation to the current fair value of the assets. Assets held for sale are generally expected to be sold within one year of meeting the designation criteria. Upon designation as held for sale, the assets are recorded at the lower of their carrying value or fair value less costs to sell, and related depreciation and amortization is ceased. The held for sale designation and carrying value of assets held for sale is periodically reviewed and adjusted as facts and circumstances indicate that a change may be necessary.

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

Leases - The Company leases certain real estate, material handling equipment, automobiles and other equipment. The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments and a right-of-use ("ROU") asset equal to the lease liability, subject to certain adjustments, such as prepaid rent. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of December 31, 2024 and 2023, the Company did not have any finance leases.

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

Capitalization of Implementation Costs and Internal Use Software - Software development activities generally consist of three stages: (i) the preliminary project stage, (ii) the application development stage and (iii) the post implementation and operation stage. The Company capitalizes certain software development costs during the application development stage. These costs may include vendor hosted software costs, personnel expenses for employees and costs for third-party consulting services which are directly associated with the software development. Capitalization ends once the implementation is substantially complete, at which point the capitalized costs are amortized ratably over the remaining contract term plus any reasonably certain renewal periods. Software development costs that do not meet the qualification for capitalization are expensed as incurred and recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but is tested at the reporting unit level for impairment annually on October 1, or more frequently, as events dictate. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business, has available discrete financial information and whose operating results are regularly reviewed by management. Components of an operating segment are combined and aggregated as a single reporting unit if the components have similar economic characteristics.

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

Income Taxes - Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

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

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments of $51.1 million and $38.1 million as of December 31, 2024 and 2023, respectively.

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

The Company had orders totaling approximately $24.5 million, $16.0 million and $20.7 million in 2024, 2023 and 2022, respectively, on which revenue was recorded over time based upon the ratio of costs incurred to estimated total costs.

Certain contracts include terms and conditions pursuant to which the Company recognizes revenues upon the completion of production and, at the request of the customer, stores the equipment at the Company's facilities. Under the terms of such contracts, revenue is recorded upon the customer's assumption of title and risk of ownership and when the Company has a present right to payment. In addition, the equipment is segregated from the Company's inventory, specifically identified as belonging to the customer, ready for physical transfer to the customer and cannot be used by the Company or redirected to another customer. The Company has not retained any specific performance obligations such that the earnings process is not complete prior to revenue recognition.

Service and Equipment Installation Revenue - Purchasers of certain of the Company's equipment often contract with the Company to provide installation services. Installation is typically separately priced in the contract based upon observable market prices for stand-alone performance obligations or a cost plus margin approach when one is not available. The Company may also provide future services on equipment sold at the customer's request, which may be for equipment repairs after the warranty period expires. Service is billed on a cost plus margin approach or at a standard rate per hour.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $2.1 million, $1.8 million and $2.1 million in advertising costs during 2024, 2023 and 2022, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Research and Development - Research and development costs primarily include employee compensation and prototype materials costs related to the development of new products and significant improvements to existing product lines. These costs are expensed as incurred. The Company incurred $23.8 million, $22.0 million and $31.5 million in research and development costs during 2024, 2023 and 2022, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring - The Company continually reviews its organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, significant restructuring actions may be implemented. These actions can include personnel terminations, reorganization efforts to simplify and consolidate the Company's operations or the divestiture of underperforming manufacturing sites or product lines. Employee severance and related termination benefits are primarily based on the Company's employment policies and substantive severance plans. The Company records liabilities related to severance programs when the actions are probable and the amounts are reasonably estimable, which typically is when a restructuring plan has been approved. Additional liabilities may be recorded if a restructuring plan is extended or additional benefits are provided. In the event that affected employees are required to render additional service in order to receive severance benefits at their termination dates, severance costs are measured at the date that benefits are communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Any incremental or recovery of expense related to stock compensation programs are recognized at the end of the employees' service periods. Restructuring costs include any ongoing costs related to exited businesses as such costs are incurred. Contract termination costs, if applicable, are recorded when contracts are terminated. See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net for additional discussion of the most recent restructuring actions taken.

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

Derivatives and Hedging Activities - The Company recognizes all derivatives in the Consolidated Balance Sheets at their fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through income or recognized in other comprehensive (loss) income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. From time to time, the Company's foreign subsidiaries enter into foreign currency exchange contracts to mitigate exposure to fluctuation in currency exchange rates.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. The fair value of the derivative financial instrument is recorded in the Consolidated Balance Sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the Consolidated Statements of Operations in the current period. The Company does not engage in speculative transactions, nor does it hold or issue derivative financial instruments for trading purposes. The weighted average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $14.1 million during the year ended December 31, 2024. The Company reported no derivative assets as of December 31, 2024 or 2023. The Company held no derivative liabilities as of December 31, 2024 and $0.1 million derivative liabilities in "Other current liabilities" as of December 31, 2023.

The Company recognized, as a component of "Other (expenses) income, net", net losses on the change in fair value of derivative instruments of $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no derivatives that were designated as hedges as of December 31, 2024 or 2023.

Foreign Currency - Subsidiaries located in Australia, Belgium, Brazil, Canada, France, India, South Africa and the United Kingdom operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates in effect during the period. The resulting adjustments are presented as a separate component of "Accumulated other comprehensive loss". Foreign currency transaction gains and losses, net are included in "Other (expenses) income, net" and amounted to a loss of $1.0 million, a gain of $1.1 million and a loss of $0.4 million in 2024, 2023 and 2022, respectively.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2024	2023	2022
Denominator:
Denominator for basic earnings per share	22,799,071	22,719,900	22,790,717
Effect of dilutive securities:
Restricted stock units	24,644	31,847	—
Unvested performance share units	13,743	3,144	—
Deferred compensation programs	15,993	26,478	—
Denominator for diluted earnings per share	22,853,451	22,781,369	22,790,717

Antidilutive securities excluded from the calculation of diluted earnings per share	26,710	7,495	255,738

Related Party Transactions - The Company had no material related party transactions during the years ended December 31, 2024, 2023 and 2022.

Adjustments - During the first quarter of 2023, the Company identified immaterial errors associated with over-accruals of inventory-related expenses in its historical financial statements. The cumulative effect of the errors generated in 2021 and 2022 was corrected during the first quarter of 2023, resulting in a decrease in "Cost of sales" of $1.9 million.

During the fourth quarter of 2024, the Company identified immaterial errors associated with the calculation of its income tax provisions in its historical financial statements. The cumulative effect of the errors generated in prior years was corrected during the fourth quarter of 2024, resulting in an increase in "Income tax provision" of $2.7 million.

These adjustments were not considered material to the Company's consolidated financial statements for the previously filed annual periods.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance beginning with the form 10-K filing herein for the year ended December 31, 2024. See Note 19, Operations by Industry Segment and Geographic Area for additional information on the Company's reportable segments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures, but this standard will not impact the Company's results of operations, financial position or cash flows.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires entities to disclose specific types of expenses included in the expense captions presented on the face of the income statement, among other disclosures. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures, but this standard will not impact the Company's results of operations, financial position or cash flows.

Recent accounting guidance not discussed above is not applicable, did not have or is not expected to have a material impact on the Company.

3. Acquisition

The Company entered into a Share Purchase Agreement, dated as of March 22, 2022, by and between MINDS Automation Group, Inc. ("MINDS"), a leader in plant automation control systems and cloud-based data management in the asphalt industry in Canada. The purchase price was $19.3 million, which was paid in cash. The acquisition provides the Company with a broader line of controls and automation products designed to deliver enhanced productivity through improved equipment performance. Results of operations have been consolidated from the date of acquisition.

4. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2024	2023
Raw materials and parts	$275.4	$298.6
Work-in-process	60.9	87.1
Finished goods	83.5	68.3
Used equipment	2.9	1.6
Total	$422.7	$455.6

5. Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including marketable debt and equity securities held by Astec Insurance and marketable equity securities held in the Company's deferred compensation programs. The Company's deferred compensation programs ("DCP") include a non-qualified Supplemental Executive Retirement Plan ("SERP") and a separate non-qualified Deferred Compensation Plan. Although the DCP investments are allocated to individual participants, and investment decisions are made solely by those participants, they are non-qualified plans. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The DCP assets and related offsetting liabilities are recorded in non-current "Investments" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The Company's subsidiaries also occasionally enter into foreign currency exchange contracts to mitigate exposure to fluctuations in currency exchange rates.

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of December 31, 2024 and 2023 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	December 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.5	1.5
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	7.1	7.1
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$12.6	$9.3	$21.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.1	$6.1
Total financial liabilities	$—	$6.1	$6.1

	December 31, 2023
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$4.2	$—	$4.2
Preferred stocks	0.3	—	0.3
Equity funds	0.7	—	0.7
Trading debt securities:
Corporate bonds	3.4	—	3.4
Agency bonds	—	2.5	2.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	4.0	4.0
Exchange traded funds	1.3	—	1.3
Mortgage backed securities	—	0.5	0.5
Other	0.2	0.5	0.7
Total financial assets	$12.0	$7.5	$19.5
Financial liabilities:
Derivative financial instruments	$—	$0.1	$0.1
Deferred compensation programs' liabilities	—	5.5	5.5
Total financial liabilities	$—	$5.6	$5.6

6. Investments

The Company's trading securities consist of the following:

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.5	$0.5	$—	$6.0
Trading debt securities	16.3	—	0.4	15.9
Total	$21.8	$0.5	$0.4	$21.9

	December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.1	$0.2	$0.1	$5.2
Trading debt securities	14.6	—	0.3	14.3
Total	$19.7	$0.2	$0.4	$19.5

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

7. Goodwill

The Company tests goodwill for impairment annually on October 1, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value between annual impairment tests.

Beginning January 1, 2024, Astec Digital, which was previously included in the Corporate and Other category, has been moved to the Infrastructure Solutions segment. As a result of this change in segment composition, the goodwill related to Astec Digital was allocated to another reporting unit within the Infrastructure Solutions segment.

During the second quarter of 2024, the Company identified that indicators of goodwill impairment were present due to current macroeconomic conditions, including declines in the Company's publicly quoted share price and increased interest rates, as well as lower than expected operating results. These factors indicated that one or more of the Company's reporting units may have fallen below their carrying amounts. Management elected to perform a qualitative assessment on all reporting units, and the Company concluded that a further quantitative analysis was required for the Materials Solutions reporting unit.

The Company determined the fair value of the Materials Solutions reporting unit using an equally weighted combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The significant assumptions used under the discounted cash flow method are projected net sales, projected earnings before interest, tax, depreciation and amortization ("EBITDA"), terminal growth rates and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. A change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying value of the reporting unit exceeding its fair value. For the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and related valuation multiples used in the market analysis.

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

After the change to the segment composition and the impairment of the Materials Solutions reporting unit noted above, the Company's goodwill is allocated to two remaining reporting units. Management elected to perform a subsequent qualitative assessment for the October 1, 2024 annual impairment analysis, which indicated no additional impairment at its remaining reporting units. This review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The majority of the Company's goodwill was generated on a legacy basis and as a result have fair values that sufficiently exceed their underlying carrying values.

Management performed a qualitative and a quantitative assessment for the annual tests of goodwill impairment performed on October 1, 2023 and 2022, respectively, and concluded that there was no impairment of goodwill.

Prior periods have been revised to reflect the segment composition change for comparability. The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Total
Balance, December 31, 2022:
Goodwill	$47.6	$31.6	$79.2
Accumulated impairment losses	(21.8)	(12.2)	(34.0)
Net	$25.8	$19.4	$45.2
2023 Activity:
Foreign currency translation	$0.4	$0.7	$1.1
Total 2023 activity	$0.4	$0.7	$1.1
Balance, December 31, 2023:
Goodwill	$48.0	$32.3	$80.3
Accumulated impairment	(21.8)	(12.2)	(34.0)
Net	$26.2	$20.1	$46.3
2024 Activity:
Foreign currency translation	$(1.2)	$0.1	$(1.1)
Impairment	—	(20.2)	(20.2)
Total 2024 activity	$(1.2)	$(20.1)	$(21.3)
Balance, December 31, 2024:
Goodwill	$46.8	$32.2	$79.0
Accumulated impairment	(21.8)	(32.2)	(54.0)
Net	$25.0	$—	$25.0

8. Intangible Assets

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	2024			2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$41.4	$32.0	$9.4	$42.3	$29.8	$12.5
Trade names	10.3	10.3	—	10.3	10.2	0.1
Other	14.8	13.0	1.8	15.1	11.3	3.8
Total	$66.5	$55.3	$11.2	$67.7	$51.3	$16.4

Amortization expense on intangible assets was $4.8 million, $5.5 million and $8.5 million for 2024, 2023 and 2022, respectively.

Future annual expected amortization expense on intangible assets as of December 31, 2024 are as follows (in millions):

2025	$2.7
2026	2.2
2027	1.9
2028	1.7
2029	1.0
2030 and thereafter	1.7

9. Property and Equipment

Property and equipment at cost, less accumulated depreciation, is as follows:

	December 31,
(in millions)	2024	2023
Land	$12.3	$12.7
Building and land improvements	158.8	149.1
Construction in progress	3.9	20.3
Manufacturing and office equipment	266.7	249.0
Aviation equipment	4.6	4.6
Less accumulated depreciation	(264.4)	(248.1)
Total	$181.9	$187.6

Depreciation expense was $22.0 million, $20.1 million and $19.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10. Leases

The Company records its operating lease ROU assets in "Other long-term assets" and its operating lease liabilities in "Other current liabilities" and "Other long-term liabilities". As of December 31, 2024 and 2023, the Company did not have any finance leases.

Additional information related to the Company’s operating leases is reflected in the tables below:

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating lease expense	$3.2	$3.6	$2.8
Short-term lease expense	3.1	2.5	2.9
Cash paid for operating leases included in operating cash flows	3.2	3.6	2.5

	December 31,
(in millions)	2024	2023
Operating lease right-of-use asset	$7.8	$8.5
Operating lease short-term liability	2.6	2.3
Operating lease long-term liability	5.5	6.5
Weighted average remaining lease term (in years)	3.61	4.45
Weighted average discount rate used in calculating right-of-use asset	5.04%	4.75%

Future annual minimum lease payments as of December 31, 2024 are as follows (in millions):

2025	$2.9
2026	2.5
2027	2.0
2028	0.6
2029	0.4
2030 and thereafter	0.4
Total lease payments	$8.8
Less: Interest	(0.7)
Operating lease liabilities	$8.1

11. Debt

On December 19, 2022, the Company and certain of its subsidiaries entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the “Credit Facilities”) and (iii) a maturity date of December 19, 2027. Loans under the incremental credit facility shall have a maturity date as specified in the relevant incremental credit facility documentation. In connection with the entry into the Credit Facilities, the Company repaid all outstanding borrowings under the previously existing credit facility. Unamortized debt issuance costs for the Credit Facilities total $0.9 million as of December 31, 2024, of which $0.3 million are included in "Prepaid expenses and other assets" and $0.6 million are included in "Other long-term assets" in the Company's Consolidated Balance Sheets. Debt issuance costs are amortized on a straight-line basis to "Interest expense" over the term of the Credit Facilities.

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

The Credit Agreement includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, investments, dispositions of assets, dividends, distributions and other restricted payments, fundamental changes or changes in the nature of the Company's business. These limitations are subject to customary exceptions. The Company is also required to maintain a (i) Consolidated Total Net Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter which may be increased to 4.00 to 1.00 in connection with a permitted acquisition and subject to the terms of the Credit Agreement and (ii) Consolidated Interest Coverage Ratio of at least 2.50 to 1.00 as of the last day of any fiscal quarter. The Company was in compliance with the financial covenants as of December 31, 2024.

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

The Company's Brazilian subsidiary maintained a separate term loan for working capital purposes with a bank in Brazil, which was secured by its manufacturing facility. This term loan was fully repaid at maturity on April 15, 2024 and bore interest at 10.37%. The current maturities related to this term loan were $0.1 million as of December 31, 2023.

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

Additional details for the Company's Credit Facilities and international credit facilities are summarized in total below:

(in millions, except maturity dates and interest rates)	December 31, 2024	December 31, 2023
Credit Facilities
Line of credit - maximum	$250.0	$250.0
Letters of credit - maximum	30.0	30.0
Borrowings outstanding	105.0	72.0
Amount of letters of credit outstanding	5.2	3.3
Line of credit, additional borrowing capacity	139.8	174.7

International credit facilities and short-term debt
Total credit line	$23.4	$21.7
Available credit line	9.5	9.9
Letters of credit - maximum	12.7	9.7
Amount of letters of credit outstanding	2.9	2.7
Short-term debt	13.3	11.0
Weighted average interest rate	9.02%	11.35%

Debt maturities for the Company's long-term debt are expected to be as follows:

(in millions)	Maturity Amounts
2025	$—
2026	—
2027	105.0

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

Changes in the Company's product warranty liability during 2024, 2023 and 2022 are as follows:

(in millions)	2024	2023	2022
Reserve balance, January 1	$16.5	$11.9	$10.5
Warranty liabilities accrued	18.6	17.6	12.6
Warranty liabilities settled	(18.9)	(13.1)	(11.1)
Other	(0.1)	0.1	(0.1)
Reserve balance, December 31	$16.1	$16.5	$11.9

13. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.3 million and $7.2 million as of December 31, 2024 and December 31, 2023, respectively, of which $4.6 million and $4.5 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

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

Assets of the Deferred Compensation Programs consist of the following:

	December 31, 2024		December 31, 2023
(in millions)	Cost	Market	Cost	Market
Money market fund	$0.7	$0.7	$0.5	$0.5
Company stock	0.3	0.3	0.8	0.8
Equity securities	4.6	5.1	4.1	4.2
Total	$5.6	$6.1	$5.4	$5.5

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

The change in the fair market value of Company stock held in the programs results in a charge or credit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations because the acquisition cost of the Company stock in the programs is recorded in "Company stock held by deferred compensation programs, at cost" and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized income of $0.1 million in both 2024 and 2023 and $0.9 million in 2022 in related to the change in the fair value of the Company stock held in the DCP.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $10.1 million, $8.1 million and $7.7 million in 2024, 2023 and 2022, respectively.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in millions)	2024	2023	2022
United States	$25.9	$36.4	$8.5
Foreign	(12.0)	6.4	(4.1)
Income before income taxes	$13.9	$42.8	$4.4

The provision for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current provision:
Federal	$13.3	$8.2	$17.4
State	0.9	4.5	2.4
Foreign	2.6	2.8	2.3
Total current provision	16.8	15.5	22.1
Deferred benefit:
Federal	(8.2)	(3.6)	(18.3)
State	0.8	(2.8)	(1.0)
Foreign	0.4	—	2.2
Total deferred benefit	(7.0)	(6.4)	(17.1)
Total provision:
Federal	5.1	4.6	(0.9)
State	1.7	1.7	1.4
Foreign	3.0	2.8	4.5
Total income tax provision	$9.8	$9.1	$5.0

The Company's "Income tax provision" is computed based on the domestic and foreign federal statutory rates and the average state statutory rates, net of related federal benefit.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Tax expense at the statutory federal income tax rate	$2.9	$8.9	$0.9
State income tax, net of federal income tax	3.9	0.4	0.6
Research and development tax credits	(2.8)	(2.8)	(3.3)
Impact of uncertain tax positions	(0.5)	1.0	1.2
Valuation allowance impact	1.7	0.3	6.0
Changes in tax rates	0.7	0.8	0.2
Share-based compensation	0.1	0.6	0.4
Foreign-derived intangible income deduction	(0.4)	(0.7)	(0.9)
Foreign tax credit	(0.4)	(0.5)	(0.2)
Goodwill impairment	2.9	—	—
Other items	1.7	1.1	0.1
Total income tax provision	$9.8	$9.1	$5.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Amortization of research and experimental expenditures	$30.7	$24.7
Inventory reserves	7.6	5.8
Warranty reserves	3.7	3.7
Credit loss reserves	0.5	0.8
State tax loss carryforwards	11.5	11.5
Accrued vacation	1.4	1.2
Deferred compensation	1.0	1.1
Share-based compensation	1.3	2.6
Goodwill	2.8	1.7
Foreign net operating loss	8.3	7.9
Lease obligation	1.6	1.3
Employee & insurance accruals	3.1	1.0
Domestic credit carryforwards	1.5	1.5
Uncertain tax provision reserve	1.1	0.2
Deferred revenue	0.9	2.2
Valuation allowances	(12.4)	(12.5)
Total deferred tax assets	64.6	54.7
Deferred tax liabilities:
Property and equipment	15.8	14.0
Intangibles	0.9	1.8
Right-of-use assets	1.5	1.3
Post-retirement benefits	0.8	0.5
Other	2.2	0.7
Total deferred tax liabilities	21.2	18.3
Total net deferred assets	$43.4	$36.4

As of December 31, 2024, the Company had gross state net operating losses ("NOL") carryforwards of $235.9 million and gross foreign NOL carryforwards of approximately $28.3 million, which are available to offset future taxable income. If not used, these carryforwards will expire between 2025 and 2035. The Company does not have a federal net operating loss carryforward.

A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign NOL and state tax credit carryforwards. Future utilization of these NOL and state tax credit carryforwards is evaluated by the Company on a periodic basis, and the valuation allowance is adjusted accordingly. In 2024, the valuation allowance on these carryforwards decreased by $0.1 million, driven by the release of the valuation allowance on the deferred tax assets related to NOLs generated by the Company's Chilean ("LatAm") subsidiary of $1.5 million, partially offset by a $1.0 million increase related to the Company's Brazilian subsidiary.

The following table represents a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in millions)	2024	2023	2022
Allowance balance, beginning of year	$12.5	$11.9	$5.9
Provision	1.3	1.8	6.0
Reversals	(1.5)	(1.6)	—
Other	0.1	0.4	—
Allowance balance, end of year	$12.4	$12.5	$11.9

Undistributed foreign earnings are considered to be indefinitely reinvested outside the U.S. as of December 31, 2024. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If the Company were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax. As of December 31, 2024, the cumulative amount of undistributed U.S. GAAP earnings for the Company's foreign subsidiaries was $68.5 million.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is currently under examination for the years 2013, 2014, 2016, 2018 and 2019 with taxing authorities in the United States. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2020.

The Company has a liability for unrecognized tax benefits of $16.8 million and $13.0 million (excluding accrued interest and penalties) as of December 31, 2024 and 2023, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in "Interest expense" and "Selling, general and administrative expenses", respectively, in the Consolidated Statements of Operations. The Company did not recognize any tax benefits for interest and penalties related to amounts that were settled for less than previously accrued in 2024 or 2023. The net amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $15.1 million as of December 31, 2024, of which $10.7 million and $9.5 million were included in "Other current liabilities" and "Other long-term liabilities", respectively, partially offset by $5.1 million included in "Deferred income tax assets" in the Consolidated Balance Sheets. The net amount of these unrecognized tax benefits was $15.7 million as of December 31, 2023 included in "Other long-term liabilities" in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of year	$13.0	$12.0	$10.8
Additions for tax positions taken in current year	5.2	0.9	1.2
Additions for tax positions taken in prior period	—	0.1	—
Reductions due to lapse of statutes of limitations	(1.4)	—	—
Balance, end of year	$16.8	$13.0	$12.0

The tax positions in the December 31, 2024 balance of unrecognized tax benefits are expected to reverse through income in future years.

In 2024, additional jurisdictions in which the Company operates enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a global minimum corporate tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates are generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. Pillar Two has not had a material impact on the Company's effective tax rate, consolidated results of operations, financial position or cash flows.

Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. The Company is continuing to evaluate the potential effect on future periods of the Pillar Two implementation, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

16. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $1.4 million and $1.1 million as of December 31, 2024 and 2023, respectively. These arrangements expire at various dates through November 2026. Additionally, the Company is also contingently liable for 1.75% of the unpaid balance, determined as of December 31 of the prior year (or approximately $0.1 million for 2024), on certain past customer equipment purchases that were financed by an outside finance company. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.3 million and $0.6 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

The Company reviews off-balance sheet guarantees individually and at the loss pool level based on one agreement. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable under letters of credit issued under its Credit Facilities totaling $5.2 million as of December 31, 2024. The outstanding letters of credit expire at various dates through November 2025. Unused letters of credit under the Credit Facilities are $24.8 million as of December 31, 2024. The Company is additionally contingently liable for a total of $5.4 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $3.7 million are secured by separate credit facilities with various financial institutions as of December 31, 2024. Unused letters of credit under these separate credit facilities are $12.4 million as of December 31, 2024.

The Company and certain of its former executive officers were previously named as defendants in a putative shareholder class action lawsuit filed in 2019 alleging that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. On September 10, 2024, the court formally approved the parties' agreement to settle the action for $13.7 million, which was funded entirely by the Company's insurance carriers, and the settlement agreement was entered into between the parties. The court dismissed the case with prejudice the same day.

The Company's GEFCO, Inc. ("GEFCO" or "Enid") subsidiary was named a defendant in a lawsuit filed in 2018 alleging breaches of warranty and other similar claims regarding equipment sold by GEFCO in 2013. On October 8, 2024, the parties reached an agreement to resolve this action for $8.4 million, which was paid in the fourth quarter of 2024. In connection with this settlement, management recorded a loss in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the third quarter of 2024.

The Company's Telsmith, Inc. (“Telsmith”) subsidiary was named as a defendant in a lawsuit filed in 2019 alleging breaches of warranty and negligent misrepresentation regarding equipment manufactured by Telsmith and purchased by 37 Building Products, Ltd. in 2017 through one of the Company's dealers. In October 2023, a jury rendered a verdict against Telsmith, and a judgment was issued in the amount of $7.9 million (the "Judgment"). In March 2024, Telsmith filed a notice of appeal with the Texas Court of Appeals to appeal the Judgment by the district court. As of June 30, 2024, the total loss contingency recorded inclusive of post-judgment interest was $8.2 million. In September 2024, the parties reached an agreement to resolve this action for $6.3 million, which the Company paid in September 2024 whereby the full loss contingency was released. The $1.9 million net impact of the loss contingency release and the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024.

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

17. Share-Based Compensation

On April 27, 2021 ("Plan Effective Date"), the Company's shareholders approved the 2021 Equity Incentive Plan ("2021 Plan"), which is administered by the Company's Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2021 Plan provides for a total of 1,280,000 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2021 Plan. To the extent that all or a portion of an award is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award will be added back to the 2021 Plan share reserve and again be available for issuance pursuant to awards granted under the 2021 Plan. The 2021 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Awards granted under the 2021 Plan provide for dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate.

Share-based compensation expense of $5.0 million, $4.1 million and $6.8 million was recorded in the years ended December 31, 2024, 2023 and 2022, respectively, and recognized in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Restricted Stock Units ("RSUs")

Key members of management are awarded with RSUs each year based on a predetermined award value of the base salary of eligible employees aligned to a total compensation program. RSUs awards generally vest ratably, at the end of each 12-month period, over a three-year service period. A participant generally must be employed by the Company on the vesting date of each award; however, awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at age 65. Additional RSUs are granted on an annual basis to the Company's outside directors under the 2021 Plan generally with a one-year vesting period.

Changes in restricted stock units during the year ended December 31, 2024 are as follows:

(in thousands, except weighted average grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	128	$47.34
Granted	142	$36.76
Vested	(70)	$47.99
Forfeited	(30)	$39.76
Unvested as of December 31, 2024	170	$39.58

The following additional activity occurred for the Company's restricted stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2024	2023	2022
Weighted average grant date fair value per award	$36.76	$43.50	$47.11
Fair value of awards vested and issued	2.9	4.8	4.7
Tax expense for restricted stock compensation expense	(0.7)	(0.4)	(0.1)

As of December 31, 2024, the Company had $3.7 million of unrecognized compensation expense before tax related to RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Performance Stock Units ("PSUs")

PSUs are granted to officers and other key employees. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance metrics established by the Compensation Committee. A participant generally must be employed by the Company on the vesting date of each award; however, a portion of a participant's awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at age 65.

Awards granted generally cliff vest three years from the date of grant. The number of PSUs that vest may range from zero to 200% of the target shares granted and is determined for each award based on the achievement of two equally weighted performance criteria: ROIC and TSR. The PSUs are settled in common stock of the Company, with holders receiving one common share for each PSU that vests.

Changes in PSUs during the year ended December 31, 2024 are as follows:

(in thousands, except weighted average grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	106	$56.72
Granted	104	$36.62
Vested (1)	(20)	$92.98
Forfeited	(39)	$42.94
Unvested as of December 31, 2024	151	$41.56

(1) The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, no shares were earned and distributed for the performance period ended during 2024.

The following additional activity occurred for the Company's performance stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2024	2023	2022
Weighted average grant date fair value per award	$36.62	$43.19	$51.56
Fair value of awards vested and issued (2)	—	1.6	1.7
Tax (expense) benefit for performance stock compensation expense	—	(1.0)	0.2

(2) As noted above, in accordance with the terms of the underlying PSU award agreements, no shares were earned and distributed for the performance period ended during 2024.

As of December 31, 2024, the Company had $3.1 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Deferred Stock Units ("DSUs")

The Non-Employee Directors Compensation Plan allows for deferred delivery of shares granted as payment of directors' annual retainer. As of December 31, 2024, there were 22,693 fully vested deferred stock units, which were excluded from the tables above. The aggregate fair value of these units as of December 31, 2024 was $0.8 million.

The 2021 Plan and the 2011 Equity Incentive Plan allow for certain participants to elect to receive vested units on a deferred basis. As of December 31, 2024, there were 3,851 fully vested deferred stock units, which are excluded from the unvested balances as of December 31, 2024 in the tables above. The aggregate fair value of these units as of December 31, 2024 was $0.1 million.

18. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the periods ended December 31, 2024, 2023 and 2022 (excluding intercompany sales):

	For the Year Ended December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$510.9	$150.3	$661.2
Parts and component sales	220.3	80.8	301.1
Service and equipment installation revenue	23.5	0.8	24.3
Used equipment sales	3.4	—	3.4
Freight revenue	22.7	6.6	29.3
Other	2.3	(6.2)	(3.9)
Total domestic revenue	783.1	232.3	1,015.4

Net Sales-International:
Equipment sales	32.7	154.2	186.9
Parts and component sales	19.7	67.4	87.1
Service and equipment installation revenue	0.9	11.2	12.1
Used equipment sales	—	0.4	0.4
Freight revenue	0.9	2.5	3.4
Other	0.1	(0.3)	(0.2)
Total international revenue	54.3	235.4	289.7
Total net sales	$837.4	$467.7	$1,305.1

	For the Year Ended December 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$461.2	$252.5	$713.7
Parts and component sales	215.9	83.7	299.6
Service and equipment installation revenue	43.5	0.8	44.3
Used equipment sales	3.6	—	3.6
Freight revenue	22.6	8.0	30.6
Other	1.9	(10.3)	(8.4)
Total domestic revenue	748.7	334.7	1,083.4

Net Sales-International:
Equipment sales	30.5	125.7	156.2
Parts and component sales	18.7	62.4	81.1
Service and equipment installation revenue	1.3	11.9	13.2
Used equipment sales	—	0.2	0.2
Freight revenue	1.0	2.8	3.8
Other	0.2	0.1	0.3
Total international revenue	51.7	203.1	254.8
Total net sales	$800.4	$537.8	$1,338.2

	For the Year Ended December 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$457.0	$219.7	$676.7
Parts and component sales	198.4	85.1	283.5
Service and equipment installation revenue	21.5	0.7	22.2
Used equipment sales	6.7	—	6.7
Freight revenue	23.5	8.0	31.5
Other	0.3	(6.6)	(6.3)
Total domestic revenue	707.4	306.9	1,014.3

Net Sales-International:
Equipment sales	37.5	125.8	163.3
Parts and component sales	16.5	66.2	82.7
Service and equipment installation revenue	1.2	6.2	7.4
Used equipment sales	0.3	2.4	2.7
Freight revenue	1.2	2.5	3.7
Other	0.1	0.3	0.4
Total international revenue	56.8	203.4	260.2
Total net sales	$764.2	$510.3	$1,274.5

As of December 31, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $5.8 million, of which $1.3 million was deferred revenue related to extended warranties. As of December 31, 2023, the Company had contract assets of $3.7 million and contract liabilities, excluding customer deposits, of $5.6 million, of which $0.8 million was deferred revenue related to extended warranties. Total extended warranty sales were $1.3 million, $1.1 million and $1.1 million in 2024, 2023 and 2022, respectively.

19. Operations by Industry Segment and Geographic Area

The Company has two operating and reportable segments, each of which comprise sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. Based on a review of these factors, the Company's Australia and LatAm sites and Astec Digital have changed reportable segments beginning January 1, 2024. The Australia and LatAm sites were previously reported in the Infrastructure Solutions segment and have moved to the

Materials Solutions segment. Astec Digital was previously included in the Corporate and Other category and has moved to the Infrastructure Solutions segment.

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer ("CEO"), who is the CODM, to evaluate performance and allocate resources to the reportable segments. The CODM uses this measure to allocate resources, including headcount, financial resources and capital resources, for each segment, predominantly in the annual budgeting process. Additionally, Segment Operating Adjusted EBITDA is believed to strongly correlate with shareholder returns and is, therefore, included as a key component in the compensation of certain employees. This metric is used to monitor actual results versus budget and forecast on a monthly basis to assess segment performance as compared to expectations. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. Beginning January 1, 2024, the Company's presentation of Segment Operating Adjusted EBITDA has been modified to exclude the net income or loss attributable to the noncontrolling interest and include intersegment profit.

Prior periods have been revised to reflect the changes for both the segment composition and the segment profit or loss metric calculation for comparability.

A brief description of each segment is as follows:

Infrastructure Solutions - Sites within the Infrastructure Solutions segment design, engineer, manufacture and market a complete line of asphalt plants, concrete plants and their related components and ancillary equipment, including industrial automation controls and telematics platforms, as well as supply asphalt road construction equipment, industrial thermal systems, land clearing, recycling and other heavy equipment. The sites based in North America within the Infrastructure Solutions segment are primarily manufacturing operations, while those located outside of North America generally service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. The primary purchasers of the products produced by this segment are asphalt and concrete producers, highway and heavy equipment contractors, commercial and residential paving contractors, utility contractors, forestry and environmental recycling contractors and domestic and foreign governmental agencies.
Materials Solutions - Sites within the Materials Solutions segment design and manufacture heavy rock processing equipment, in addition to servicing and supplying parts for the aggregate, mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with the AME, Australia and LatAm sites functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycling and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Segment Information: The accounting policies of the reportable segments are the same as those described in Note 2, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

The Company has revised its presentation for the prior periods below to remove the presentation of Corporate and Other in conjunction with the reportable segment results and reconcile the total of the reportable segments’ revenues from external customers and measure of profit or loss to "Net sales" and "Income before income taxes", respectively, whereby Corporate and Other costs, net of eliminations, have been removed from total reportable segments’ revenues from external customers and Segment Operating Adjusted EBITDA and included in the reconciliations to "Net sales" and "Income before income taxes", respectively.

Information for the Company's reportable segments are set forth below:

	Year Ended December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$837.4	$467.7	$1,305.1
Intersegment revenues	48.3	7.0	55.3
Total revenues - reportable segments	$885.7	$474.7	$1,360.4

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$397.8	$231.0	$628.8
Parts	121.5	80.7	202.2
Other	104.8	41.0	145.8
General and administrative	52.4	28.0	80.4
Sales and marketing	44.3	28.1	72.4
Quality costs (1)	17.3	12.3	29.6
Research and development	16.1	7.7	23.8
Inventory period costs (2)	10.3	7.8	18.1
Other segment items (3)	(0.3)	0.9	0.6
Reportable Segment Operating Adjusted EBITDA	$121.5	$37.2	$158.7

Reportable segment assets and capital expenditures:
Assets	$1,095.8	$772.3	$1,868.1
Capital expenditures	15.0	5.2	20.2

(1) Quality costs related to repair or other remediation expenses incurred for corrective action on product failures covered by warranties or voluntarily for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and maintain the goodwill of customers.

(2) Inventory period costs primarily relate to inventory reserves and adjustments and net scrap sales.
(3) Other segment items consists of foreign exchange gains and losses, investment income and loss and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

	Year Ended December 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$800.4	$537.8	$1,338.2
Intersegment revenues	37.8	1.0	38.8
Total revenues - reportable segments	$838.2	$538.8	$1,377.0

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$408.5	$274.4	$682.9
Parts	121.9	82.1	204.0
Other	65.8	41.8	107.6
General and administrative	53.5	39.2	92.7
Sales and marketing	44.6	27.6	72.2
Quality costs (1)	15.1	12.1	27.2
Research and development	15.1	6.7	21.8
Inventory period costs (2)	11.3	4.9	16.2
Other segment items (3)	—	(0.7)	(0.7)
Reportable Segment Operating Adjusted EBITDA	$102.4	$50.7	$153.1

Reportable segment assets and capital expenditures:
Assets	$1,041.5	$800.2	$1,841.7
Capital expenditures	24.8	8.9	33.7

(1) Quality costs related to repair or other remediation expenses incurred for corrective action on product failures covered by warranties or voluntarily for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and maintain the goodwill of customers.

(2) Inventory period costs primarily relate to inventory reserves and adjustments and net scrap sales.
(3) Other segment items consists of foreign exchange gains and losses, investment income and loss and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

	Year Ended December 31, 2022
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$764.2	$510.3	$1,274.5
Intersegment revenues	36.1	2.4	38.5
Total revenues - reportable segments	$800.3	$512.7	$1,313.0

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$404.0	$242.3	$646.3
Parts	108.7	96.3	205.0
Other	99.6	58.8	158.4
General and administrative	39.6	27.9	67.5
Sales and marketing	37.7	22.5	60.2
Quality costs (1)	12.9	6.6	19.5
Research and development	15.7	10.4	26.1
Inventory period costs (2)	12.8	(0.8)	12.0
Other segment items (3)	0.1	0.7	0.8
Reportable Segment Operating Adjusted EBITDA	$69.2	$48.0	$117.2

Reportable segment assets and capital expenditures:
Assets	$965.2	$734.6	$1,699.8
Capital expenditures	31.1	9.0	40.1

(1) Quality costs related to repair or other remediation expenses incurred for corrective action on product failures covered by warranties or voluntarily for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and maintain the goodwill of customers.

(2) Inventory period costs primarily relate to inventory reserves and adjustments and net scrap sales.
(3) Other segment items consists of foreign exchange gains and losses, investment income and loss and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

Reconciliations for the Company's reportable segment information are set forth below:

	Years Ended December 31,
(in millions)	2024	2023	2022
Reconciliation of reportable segment revenues to "Net sales"
Total revenues - reportable segments	$1,360.4	$1,377.0	$1,313.0
Elimination of intersegment revenues	(55.3)	(38.8)	(38.5)
Net sales	$1,305.1	$1,338.2	$1,274.5

Reconciliation of Reportable Segment Operating Adjusted EBITDA to "Income before income taxes"
Segment Operating Adjusted EBITDA - reportable segments	$158.7	$153.1	$117.2
Corporate and Other expenses	(46.9)	(43.1)	(46.4)
Transformation program	(32.8)	(29.2)	(25.5)
Restructuring and other related charges	(9.5)	(7.7)	(6.2)
Goodwill impairment	(20.2)	—	—
Asset impairment	—	(1.2)	(3.5)
Gain on sale of property, equipment and business, net	1.1	3.1	0.7
Transaction costs	(0.8)	—	(2.0)
Interest expense, net	(8.7)	(6.8)	(1.5)
Depreciation and amortization	(26.8)	(25.6)	(27.9)
Net (loss) income attributable to noncontrolling interest	(0.2)	0.2	(0.5)
Income before income taxes	$13.9	$42.8	$4.4

Reconciliation of reportable segment assets to "Total assets"
Total assets - reportable segments	$1,868.1	$1,841.7	$1,699.8
Corporate and Other	864.4	770.9	645.3
Elimination of intercompany receivables	(1,121.1)	(999.4)	(842.2)
Elimination of investment in subsidiaries	(522.9)	(521.5)	(465.8)
Other	(44.9)	(32.4)	(22.7)
Total assets	$1,043.6	$1,059.3	$1,014.4

Reconciliation of reportable segment capital expenditures to "Expenditures for property and equipment"
Total capital expenditures - reportable segments	$20.2	$33.7	$40.1
Corporate and Other	0.3	0.4	0.6
Total capital expenditures	$20.5	$34.1	$40.7

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
United States	$1,015.4	$1,083.4	$1,014.3
Canada	67.4	58.5	63.0
Australia and Oceania	52.3	55.7	46.7
Africa	40.5	36.6	36.1
Brazil	32.9	27.0	24.8
Mexico	23.8	8.4	10.7
Other European Countries	23.7	26.2	28.0
South America (excluding Brazil)	17.8	19.8	20.0
Other Asian Countries	12.3	7.7	10.3
Post-Soviet States (excluding Russia)	7.2	2.5	2.7
Central America (excluding Mexico)	5.6	4.1	10.7
West Indies	3.8	2.5	0.4
Middle East	1.8	4.9	3.1
India	0.6	0.6	2.9
Japan and Korea	—	0.3	0.4
Russia	—	—	0.3
Other	—	—	0.1
Total foreign	289.7	254.8	260.2
Total consolidated sales	$1,305.1	$1,338.2	$1,274.5

"Property and equipment, net" by major geographic region is as follows:

	December 31,
(in millions)	2024	2023
United States	$148.2	$151.7
United Kingdom	16.5	15.2
Brazil	4.9	7.4
South Africa	4.1	3.6
Australia	4.0	4.4
Canada	3.9	5.0
France	0.1	0.2
Chile	0.1	0.1
Other	0.1	—
Total foreign	33.7	35.9
Total property and equipment, net	$181.9	$187.6

20. Other Expenses and Income, net

Other (expenses) income, net, consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Foreign exchange (losses) gains, net	$(1.2)	$0.7	$(0.9)
Investment income (loss), net	—	0.2	(0.9)
Other, net	0.6	0.1	0.2
Total	$(0.6)	$1.0	$(1.6)

21. Strategic Transformation and Restructuring, Impairment and Other Asset Charges, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $31.9 million, of which $3.7 million and $28.2 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2024. Net capitalized implementation costs totaled $30.6 million, of which $3.3 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2023. Accumulated amortization associated with these capitalized implementation costs totaled $5.5 million and $1.9 million as of December 31, 2024 and 2023, respectively.

Costs associated with these strategic transformation programs are presented below:

	Years Ended December 31,
(in millions)	2024	2023	2022
Strategic transformation programs
Selling, general and administrative expenses	$33.0	$29.4	$25.5
Cost of sales	0.5	0.3	—
Total costs related to strategic transformation initiatives	$33.5	$29.7	$25.5

Amortization of capitalized implementation costs (1)	$3.6	$1.9	$—

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring, impairment and other asset charges, net incurred in 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Restructuring related charges:
Costs associated with exited operations – Enid	$8.6	$0.4	$1.0
Workforce reductions	0.9	—	—
Costs associated with leadership change and overhead restructuring	—	7.3	4.4
Costs associated with closing Tacoma	—	—	0.8
Total restructuring related charges	9.5	7.7	6.2

Asset impairment charges:
Other impairment charges	—	1.2	3.5
Total asset impairment charges	—	1.2	3.5

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(1.1)	(3.1)	(0.7)
Total gain on sale of property and equipment, net	(1.1)	(3.1)	(0.7)

Restructuring, impairment and other asset charges, net	$8.4	$5.8	$9.0

Restructuring charges by reportable segment and the Corporate and Other category are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Infrastructure Solutions	$9.0	$0.5	$1.8
Materials Solutions	0.3	—	—
Corporate and Other	0.2	7.2	4.4
Total restructuring related charges	$9.5	$7.7	$6.2

Impairment charges by reportable segment and the Corporate and Other category are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Infrastructure Solutions	$—	$0.4	$2.5
Corporate and Other	—	0.8	1.0
Total impairment charges	$—	$1.2	$3.5

The net gain on sale of property and equipment by reportable segment are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Infrastructure Solutions	$(0.3)	$(3.1)	$(0.7)
Materials Solutions	(0.8)	—	—
Total gain on sale of property and equipment, net	$(1.1)	$(3.1)	$(0.7)

In late 2019, the oil and gas drilling product lines produced at the Company's Enid, Oklahoma location formally included in the Company's Infrastructure Solutions segment, were impaired and discontinued. The sale of the land and building assets was completed in the fourth quarter of 2022 for approximately $4.7 million.

On October 8, 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., related to Enid for $8.4 million. In connection with the settlement, management recorded a loss of $8.4 million in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2024. See Note 16, Commitments and Contingencies for further discussion of this matter.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations. The transfer of the manufacturing and marketing of Tacoma product lines to other facilities within the Infrastructure Solutions segment was completed during the first quarter of 2022. In conjunction with this action, the Company recorded $0.8 million of restructuring related charges during 2022, in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. The Company completed the sale of the Tacoma facility's land, building and certain equipment assets in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations.

During the second quarter of 2022, the Company determined that certain manufacturing equipment contracted to be constructed by a third-party vendor for a site within the Infrastructure Solutions segment, which had been prepaid, would not be recovered. As such, impairment charges of $2.1 million were recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations during 2022.

Effective January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant to which, Mr. Ruffalo was entitled to certain severance payments and benefits. There were $4.4 million of restructuring costs incurred related to Mr. Ruffalo's separation during the year ended December 21, 2022, with an additional $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs incurred in the year ended December 31, 2023, which were recorded in "Restructuring, other impairment and asset charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also includes a release and waiver by Mr. Ruffalo and other customary provisions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are currently undertaking a significant multi-year ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States, the ERP at Corporate and one manufacturing site and the consolidations and reporting module. During the second quarter of 2024, we implemented the ERP at two additional manufacturing sites.

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

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 26, 2025, the Company announced that Robert G. Putney has been appointed as Vice President, Chief Accounting Officer and Business Development and principal accounting officer of the Company, effective February 21, 2025 (the "Effective Date"). In connection with Mr. Putney's appointment, as of the Effective Date, Mr. Brian Harris will step down from his role as the

Company's principal accounting officer and will continue to serve as the Company's Chief Financial Officer and principal financial officer.

Mr. Putney, age 36, has served as the Company's Vice President, Business Development since September 2024 and previously served as the Company's Senior Director, Assistant Corporate Controller from November 2022 to August 2024 and Director, Assistant Corporate Controller from September 2020 to October 2022. Prior to joining the Company, Mr. Putney held a variety of roles with increasing responsibility at The Hertz Corporation, a publicly traded worldwide vehicle rental company, from 2015 to 2020, including most recently Corporate Accounting and Global Consolidations Manager. Prior to joining The Hertz Corporation, Mr. Putney held positions in various capacities at Unum Group, a publicly traded international provider of workplace benefits and services.

Mr. Putney does not have any family relationships with any of the Company's directors or executive officers and is not party to any transactions with the Company that are reportable under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Mr. Putney and any other persons pursuant to which he was selected as an officer.

Mr. Putney will receive an annual base salary of $245,000, subject to annual review by the Compensation Committee of the Board of Directors of the Company, and will be eligible to earn an annual cash bonus with a target award equal to 40% of his base salary (prorated for 2025), with an opportunity to earn up to 200% of the target award, based on achievement of company goals. In addition, in connection with his appointment, Mr. Putney will receive an annual long-term incentive award with an aggregate grant date value equal to approximately $49,000, prorated for 2025 service, consisting of time-based restricted stock units (RSUs) and performance stock units (PSUs).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10, other than the information regarding the Code of Conduct and Ethics and Insider Trading Policy set forth below, is incorporated by reference to the sections entitled "Board of Directors," "Executive Officers," "Corporate Governance, the Board and its Committees," "Delinquent Section 16(a) Reports" and "Report of the Audit Committee" in our Proxy Statement for the 2025 Annual Meeting of Shareholders (the "Proxy Statement").

Our Board of Directors has approved a Code of Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Conduct and Ethics is available on our website at https://ir.astecindustries.com/esg/governance-documents/ and will be made available in print without charge to any shareholder who requests it. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at the address specified above.

We have an Insider Trading Policy (the "Policy") governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers and employees and other covered persons, as well as the Company itself. The Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Policy is filed as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation" and "Compensation Committee Report" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the section entitled "Corporate Governance, the Board and its Committees" in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled "Audit Matters" in our Proxy Statement.

Our independent registered public accounting firm is Deloitte & Touche LLP, Nashville, Tennessee, PCAOB Auditor Firm ID: 34

Deloitte & Touche LLP was appointed on March 2, 2023 as our independent registered public accounting firm for the 2023 and 2024 financial statements. Our predecessor auditor was KPMG LLP, Atlanta, Georgia, PCAOB Auditor Firm ID: 185.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Report and are filed as a part hereof:

•Reports of Independent Registered Public Accounting Firms
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

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
			8-K	12/19/2022	12/20/2022
10.2	Astec Industries, Inc. 2011 Incentive Plan*		DEF 14A		3/4/2011
10.3	Astec Industries, Inc. 2021 Equity Incentive Plan*		DEF 14A		3/18/2021
10.4	Astec Industries, Inc. Executive and Key Employee Severance Plan, effective January 1, 2025*		8-K	12/18/2024	12/19/2024
10.5	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996*		10-K	12/31/1995	3/15/1996
10.6	Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009*		10-K	12/31/2008	2/27/2009
10.7	Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016*		10-K	12/31/2016	3/1/2017
10.8	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021*		10-Q	3/31/2021	5/6/2021
10.9	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.10	Form of Performance-Based Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan*		10-Q	3/31/2021	5/6/2021
10.11	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2021 Equity Incentive Plan - Director Awards*		10-K	12/31/2023	2/28/24
19	Insider Trading Policy*	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X

32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
97	Compensation Recoupment Policy*		10-K	12/31/2023	2/28/24
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (included in Exhibit 101).	X
*Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2025

ASTEC INDUSTRIES, INC. (Registrant)

/s/ Jaco van der Merwe
Jaco van der Merwe, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jaco van der Merwe	President and Chief Executive Officer and Director	February 26, 2025
Jaco van der Merwe	(Principal Executive Officer)

/s/ Brian J. Harris	Chief Financial Officer	February 26, 2025
Brian J. Harris	(Principal Financial Officer)

/s/ Robert G. Putney	Vice President, Chief Accounting Officer and Business Development	February 26, 2025
Robert G. Putney	(Principal Accounting Officer)

/s/ William D. Gehl	Director and Chairman of the Board	February 26, 2025
William D. Gehl

/s/ Tracey H. Cook	Director	February 26, 2025
Tracey H. Cook

/s/ Mark J. Gliebe	Director	February 26, 2025
Mark J. Gliebe

/s/ Mary L. Howell	Director	February 26, 2025
Mary L. Howell

/s/ Jeffrey T. Jackson	Director	February 26, 2025
Jeffrey T. Jackson

/s/ Nalin Jain	Director	February 26, 2025
Nalin Jain

/s/ Linda I. Knoll	Director	February 26, 2025
Linda I. Knoll

/s/ Patrick S. Shannon	Director	February 26, 2025
Patrick S. Shannon

/s/ James Winford	Director	February 26, 2025
James Winford