Form 10-Q
period 2025-03-31
ASTEC INDUSTRIES INC
filed 2025-04-29
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 25, 2025, there were 22,866,970 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$92.6	$90.8
Investments	2.8	3.0
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $2.1 and $2.3, respectively	172.6	167.2
Inventories	434.9	422.7
Prepaid and refundable income taxes	4.7	9.3
Prepaid expenses and other assets	29.6	29.8
Total current assets	737.2	722.8
Property and equipment, net of accumulated depreciation of $270.3 and $264.4, respectively	180.5	181.9
Investments	19.3	18.9
Goodwill	25.1	25.0
Intangible assets, net of accumulated amortization of $56.5 and $55.3, respectively	10.5	11.2
Deferred income tax assets	46.6	45.8
Other long-term assets	36.8	38.0
Total assets	$1,056.0	$1,043.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11.5	$13.3
Accounts payable	91.6	79.2
Customer deposits	72.3	77.3
Accrued product warranty	17.8	16.1
Accrued employee related liabilities	38.4	38.2
Accrued loss reserves	1.3	1.7
Other current liabilities	44.1	45.9
Total current liabilities	277.0	271.7
Long-term debt	96.0	105.0
Deferred income tax liabilities	2.3	2.4
Other long-term liabilities	27.6	26.9
Total liabilities	402.9	406.0
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,840,087 as of March 31, 2025 and 22,803,976 as of December 31, 2024	4.6	4.6
Additional paid-in capital	144.0	142.9
Accumulated other comprehensive loss	(48.1)	(51.1)
Company stock held by deferred compensation programs, at cost	(0.3)	(0.3)
Retained earnings	553.0	541.7
Shareholders' equity	653.2	637.8
Noncontrolling interest	(0.1)	(0.2)
Total equity	653.1	637.6
Total liabilities and equity	$1,056.0	$1,043.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$329.4	$309.2
Cost of sales	237.0	232.3
Gross profit	92.4	76.9
Selling, general and administrative expenses	71.9	71.4
Restructuring and other asset gains, net	—	(0.8)
Income from operations	20.5	6.3
Other expenses, net:
Interest expense	(2.0)	(2.7)
Interest income	0.6	0.6
Other income, net	0.6	0.5
Income before income taxes	19.7	4.7
Income tax provision	5.4	1.4
Net income	14.3	3.3
Net loss attributable to noncontrolling interest	—	0.1
Net income attributable to controlling interest	$14.3	$3.4
Per share data:
Earnings per common share - Basic	$0.63	$0.15
Earnings per common share - Diluted	$0.62	$0.15
Weighted average shares outstanding - Basic	22,833,292	22,762,098
Weighted average shares outstanding - Diluted	22,976,526	22,834,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$14.3	$3.3
Other comprehensive income (loss):
Foreign currency translation adjustments	3.1	(4.4)
Other comprehensive income (loss)	3.1	(4.4)
Comprehensive income (loss)	17.4	(1.1)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1
Comprehensive income (loss) attributable to controlling interest	$17.3	$(1.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$14.3	$3.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.4	6.5
Provision for credit losses	(0.1)	0.1
Provision for warranties	6.2	4.2
Deferred compensation expense	—	0.1
Share-based compensation	1.7	1.2
Deferred tax benefit	(1.0)	(2.0)
Gain on sale of property and equipment, net	—	(0.9)
Amortization of debt issuance costs	0.1	0.1
Change in operating assets and liabilities:
Sale (purchase) of trading securities, net	0.2	(2.2)
Receivables and other contract assets	(3.9)	(39.1)
Inventories	(10.9)	(30.6)
Prepaid expenses	0.8	0.6
Other assets	0.7	(4.0)
Accounts payable	12.6	2.5
Accrued loss reserves	—	(0.3)
Accrued employee related liabilities	—	(7.8)
Other accrued liabilities	(2.7)	12.2
Accrued product warranty	(4.6)	(4.5)
Customer deposits	(5.1)	10.1
Income taxes payable/prepaid	5.8	3.5
Net cash provided by (used in) operating activities	20.5	(47.0)
Cash flows from investing activities:
Expenditures for property and equipment	(3.9)	(5.8)
Proceeds from sale of property and equipment	—	0.4
Purchase of investments	(0.4)	(0.5)
Sale of investments	0.1	—
Net cash used in investing activities	(4.2)	(5.9)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Payment of dividends	(2.9)	(2.9)
Proceeds from borrowings on credit facilities and bank loans	95.5	68.4
Repayments of borrowings on credit facilities and bank loans	(106.9)	(16.7)
Withholding tax paid upon vesting of share-based compensation awards	(0.7)	(0.4)
Net cash (used in) provided by financing activities	(15.0)	48.4
Effect of exchange rates on cash	0.5	(0.6)
Increase (decrease) in cash, cash equivalents and restricted cash	1.8	(5.1)
Cash, cash equivalents and restricted cash, beginning of period	90.8	63.2
Cash, cash equivalents and restricted cash, end of period	$92.6	$58.1

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1.8	$1.5
Income taxes paid, net	$0.9	$0.2

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.4	$0.4

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.4	$1.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	3.0	—	—	0.1	3.1
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	36,111	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Balance, March 31, 2025	22,840,087	$4.6	$144.0	$(48.1)	$(0.3)	$553.0	$(0.1)	$653.1

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	3.4	(0.1)	3.3
Other comprehensive loss	—	—	—	(4.4)	—	—	—	(4.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.2	—	—	—	—	1.2
Issuance of common stock under incentive plan	24,328	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2024	22,764,963	$4.5	$139.3	$(42.5)	$(0.8)	$549.8	$0.2	$650.5

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the financial position as of March 31, 2025 and December 31, 2024 and the cash flows for the three months ended March 31, 2025 and 2024, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance beginning with the form 10-K filing for the year ended December 31, 2024. See Note 9, Operations by Industry Segment and Geographic Area for additional information on the Company's reportable segments.

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

Inventories consist of the following:

(in millions)	March 31, 2025	December 31, 2024
Raw materials and parts	$275.1	$275.4
Work-in-process	75.7	60.9
Finished goods	81.6	83.5
Used equipment	2.5	2.9
Total	$434.9	$422.7

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

INDEX
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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2025 and December 31, 2024 are Level 1 and Level 2 in the fair value hierarchy defined above:

	March 31, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.3	$—	$5.3
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.1	—	3.1
Agency bonds	—	1.5	1.5
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	7.6	7.6
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.3	0.3	0.6
Total financial assets	$12.3	$9.8	$22.1
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.4	$6.4
Total financial liabilities	$—	$6.4	$6.4

INDEX

	December 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.5	1.5
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	7.1	7.1
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$12.6	$9.3	$21.9
Financial liabilities:
Deferred compensation programs' liabilities	—	6.1	6.1
Total financial liabilities	$—	$6.1	$6.1

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Reserve balance, beginning of the period	$16.1	$16.5
Warranty liabilities accrued	6.2	4.2
Warranty liabilities settled	(4.6)	(4.5)
Other	0.1	—
Reserve balance, end of the period	$17.8	$16.2

Note 5. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.3 million as of both March 31, 2025 and December 31, 2024, of which $5.0 million and $4.6 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Note 6. Income Taxes

For the three months ended March 31, 2025, the Company recorded an income tax expense of $5.4 million, reflecting a 27.4% effective tax rate, compared to a $1.4 million income tax expense for the three months ended March 31, 2024, reflecting a 29.8% effective tax rate. The income tax expense for three months ended March 31, 2025 was higher compared to the same period in 2024, primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss.

INDEX
The Company's recorded liability for uncertain tax positions was $17.0 million and $16.8 million as of March 31, 2025 and December 31, 2024, respectively. The increase is the result of $0.2 million of incremental reserves associated with a research and development credit generated during 2025. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state, and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of March 31, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 7. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $1.6 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively. These arrangements expire at various dates through March 2030. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.3 million related to these guarantees as of both March 31, 2025 and December 31, 2024, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "Credit Facility"), which outstanding letters of credit totaled $5.2 million as of March 31, 2025. The outstanding letters of credit expire at various dates through April 2026. Unused letters of credit under the Credit Facility were $24.8 million as of March 31, 2025. The Company is additionally contingently liable for a total of $5.0 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $3.4 million are secured by separate credit facilities with various financial institutions as of March 31, 2025. Unused letters of credit under these separate credit facilities were $12.9 million as of March 31, 2025.

The Company is currently a party, and may become a party, to various other claims and legal proceedings in the ordinary course of business. If management believes that a loss arising from any claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or, when the loss is estimated using a range and no point within the range is more probable than another, the minimum estimated liability. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed, and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter.

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

Previously Settled Matters

The Company and certain of its former executive officers were previously named as defendants in a putative shareholder class action lawsuit filed in 2019. In September 2024, the court formally approved the parties' agreement to settle the action for $13.7 million, which was funded entirely by the Company's insurance carriers, and the settlement agreement was entered into between the parties.

In September 2024, the Company reached an agreement to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. for $6.3 million, which the Company paid that same month. Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, that was recorded as of June 30, 2024 was released. The $1.9 million net benefit derived from the loss contingency release offset by the final settlement amount was recorded in "Selling, general and administrative

INDEX
expenses" in the Consolidated Statements of Operations during the third quarter of 2024.

In October 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc. for $8.4 million, which was paid in the fourth quarter of 2024. In connection with this settlement, management recorded a loss in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the third quarter of 2024.

Note 8. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three-month periods ended March 31, 2025 and 2024 (excluding intercompany sales):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$133.3	$32.1	$165.4	$100.4	$36.6	$137.0
Parts and component sales	68.9	19.6	88.5	70.8	19.5	90.3
Service and equipment installation revenue	9.1	0.2	9.3	8.2	0.1	8.3
Used equipment sales	2.1	0.2	2.3	—	—	—
Freight revenue	7.5	1.2	8.7	5.7	1.9	7.6
Other	0.8	(1.2)	(0.4)	0.8	(0.8)	—
Total domestic revenue	221.7	52.1	273.8	185.9	57.3	243.2

Net Sales-International:
Equipment sales	7.5	23.0	30.5	8.3	30.2	38.5
Parts and component sales	6.2	15.1	21.3	7.6	16.4	24.0
Service and equipment installation revenue	0.3	2.7	3.0	0.2	2.6	2.8
Freight revenue	0.3	0.6	0.9	0.2	0.5	0.7
Other	—	(0.1)	(0.1)	—	—	—
Total international revenue	14.3	41.3	55.6	16.3	49.7	66.0
Total net sales	$236.0	$93.4	$329.4	$202.2	$107.0	$309.2

As of March 31, 2025, the Company had contract assets of $5.8 million and contract liabilities, excluding customer deposits, of $6.5 million, including $1.1 million of deferred revenue related to extended warranties. As of December 31, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $5.8 million, including $1.3 million of deferred revenue related to extended warranties.

Note 9. Operations by Industry Segment and Geographic Area

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

INDEX
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
Materials Solutions - Sites within the Materials Solutions segment design and manufacture heavy rock processing equipment, in addition to servicing and supplying parts for the aggregate, mining, recycling, ports and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with sites in Australia, Chile and Thailand functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycling and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies.

Asset information for the Company's reportable segments is set forth below:

	March 31, 2025			December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,114.1	$785.8	$1,899.9	$1,095.8	772.3	$1,868.1

INDEX
Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$236.0	$93.4	$329.4	$202.2	$107.0	$309.2
Intersegment revenues	8.8	2.1	10.9	6.8	0.5	7.3
Total revenues - reportable segments	$244.8	$95.5	$340.3	$209.0	$107.5	$316.5

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$97.6	$40.9	$138.5	$79.8	$49.4	$129.2
Parts	36.3	19.1	55.4	40.7	19.5	60.2
Other	24.5	10.6	35.1	25.5	10.2	35.7
General and administrative	14.9	7.8	22.7	14.1	8.5	22.6
Sales and marketing	11.4	6.3	17.7	12.8	6.9	19.7
Quality costs (1)	6.6	2.5	9.1	3.8	2.8	6.6
Research and development	4.4	1.9	6.3	4.4	2.1	6.5
Inventory period costs (2)	6.3	1.6	7.9	2.3	3.4	5.7
Other segment items (3)	(0.1)	(0.4)	(0.5)	—	(0.6)	(0.6)
Reportable Segment Operating Adjusted EBITDA	$42.9	$5.2	$48.1	$25.6	$5.3	$30.9

Reportable segment capital expenditures	$2.9	$0.7	$3.6	$4.4	$1.3	$5.7

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

INDEX
The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "Income before income taxes" is set forth below:

	Three Months Ended March 31,
(in millions)	2025	2024
Segment Operating Adjusted EBITDA - reportable segments	$48.1	$30.9
Corporate and Other expenses	(12.9)	(12.0)
Transformation program	(6.9)	(6.3)
Restructuring and other related charges	—	(0.1)
Gain on sale of property and equipment, net	—	0.9
Transaction costs	(0.8)	—
Interest expense, net	(1.4)	(2.1)
Depreciation and amortization	(6.4)	(6.5)
Net income attributable to noncontrolling interest	—	(0.1)
Income before income taxes	$19.7	$4.7

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
United States	$273.8	$243.2
Canada	15.4	18.9
Africa	8.2	9.0
Europe	7.4	9.0
Asia	6.8	3.7
Brazil	5.7	5.6
Australia	4.7	9.3
Mexico	3.2	4.3
South America (Excluding Brazil)	3.2	5.0
Central America (Excluding Mexico)	0.4	0.7
Other	0.6	0.5
Total foreign	55.6	66.0
Total net sales	$329.4	$309.2

Note 10. Strategic Transformation, Restructuring and Other Asset Gains, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $31.0 million, of which $3.7 million and $27.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of March 31, 2025. Net capitalized implementation costs totaled $31.9 million, of which $3.7 million and $28.2 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2024. Accumulated amortization associated with these capitalized implementation costs totaled $6.4 million and $5.5 million as of March 31, 2025 and December 31, 2024, respectively.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended March 31,
(in millions)	2025	2024
Strategic transformation programs
Selling, general and administrative expenses	$6.9	$6.4
Cost of sales	0.1	0.1
Total costs related to strategic transformation initiatives	$7.0	$6.5

Amortization of capitalized implementation costs (1)	$0.9	$0.7

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other asset gains, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring, asset impairment charges and the gain on sale of property and equipment, net are presented below:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$—	$0.1
Total restructuring related charges	—	0.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	(0.9)
Total gain on sale of property and equipment, net	—	(0.9)

Restructuring and other asset gains, net	$—	$(0.8)

Restructuring charges by reportable segment are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Infrastructure Solutions	$—	$0.1
Total restructuring related charges	$—	$0.1

The net gains on sale of property and equipment by reportable segment are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Infrastructure Solutions	$—	$(0.1)
Materials Solutions	—	(0.8)
Total gain on sale of property and equipment, net	$—	$(0.9)

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

INDEX
antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. Performance stock units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2025	2024
Denominator:
Denominator for basic earnings per common share	22,833,292	22,762,098
Effect of dilutive securities	143,234	72,716
Denominator for diluted earnings per common share	22,976,526	22,834,814

Antidilutive securities excluded from the calculation of diluted earnings per share	424	14,130

Note 12. Subsequent Events

Agreement to Acquire TerraSource

On April 28, 2025, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with RLI TSG Holdings LLC, K-Tron Investment Co. and other sellers party thereto (collectively, the "Sellers"), pursuant to which, subject to the satisfaction of customary conditions, the Company will acquire 100% of the equity interests of TerraSource Holdings, LLC, a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications and headquartered in Missouri (such acquisition, the "Transaction"). The total cash consideration payable to the Sellers is $245.0 million, subject to a customary purchase price adjustment. The acquisition is expected to be accounted for as a business combination.

In connection with the Transaction, on April 28, 2025, the Company entered into a debt commitment letter (the "Commitment Letter") with Wells Fargo Bank, National Association, and the other lender parties thereto (collectively, the "Lenders"), pursuant to which, and subject to the terms and conditions set forth therein, the Lenders committed to provide provide a $500.0 million senior secured credit facility (which may be increased by up to $50.0 million), consisting of (i) a revolving credit facility in an aggregate principal amount of $150.0 million and (ii) a term loan facility in an aggregate principal amount of $350.0 million (the "Senior Credit Facility"). The Company intends to use the proceeds of the term loan facility, together with cash on hand, to fund the Transaction, to refinance the Company’s existing credit facilities and to pay for fees, costs and expenses incurred in connection with the foregoing. The funding of the Senior Credit Facility provided for in the Commitment Letter is contingent on the satisfaction of customary closing conditions.

The Transaction, which is subject to the satisfaction of regulatory clearance and other customary closing conditions, is targeted to close in the third quarter of 2025.

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, particularly the following discussion and analysis of our results of operations, financial condition and liquidity in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "forecast," "management is of the opinion," or use of the future tense and similar words or phrases.

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption "Item 1A. Risk Factors" in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

Executive Summary

Highlights of our financial results for the three months ended March 31, 2025 as compared to the same period of the prior year include the following:

•Net sales were $329.4 million, an increase of 6.5%

•Gross profit was $92.4 million, an increase of 20.2%

•Income from operations was $20.5 million, an increase of 225.4%

•Net income attributable to Astec was $14.3 million, an increase of 320.6%

•Diluted earnings per share was $0.62, an increase of 313.3%

•Backlog was $402.6 million, a decrease of 28.1%

Business Conditions and Trends

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our U.S. locations and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the first quarter of 2025, we have incurred total implementation costs of approximately $140 million.

See Note 10, Strategic Transformation, Restructuring and Other Asset Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

INDEX
Steel is a major component of our equipment. In reaction to new or increased tariffs imposed by the Trump Administration and reciprocal actions by foreign governments, steel prices increased in the first quarter 2025. We anticipate that steel prices will remain at elevated levels in conjunction with further tariff actions, marginal demand growth, domestic reshoring activities and a global focus on construction projects.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Oil prices have routinely fluctuated in recent years, and based on the current macroeconomic environment, we anticipate that oil prices will experience moderate fluctuation throughout 2025.

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

Results of Operations

Net Sales

Net sales for the first quarter of 2025 were $329.4 million compared to $309.2 million for the first quarter of 2024, an increase of $20.2 million, or 6.5%. The increase in net sales was primarily driven by net favorable pricing coupled with volume and mix that generated increases in (i) equipment sales of $20.4 million, (ii) used equipment sales of $2.3 million, (iii) freight revenue of $1.3 million and (iv) service and equipment installation revenue of $1.2 million. These increases were partially offset by a decrease in parts and component sales of $4.5 million. Sales reported by our foreign subsidiaries in U.S. dollars for the first quarter of 2025 would have been $1.6 million higher had foreign exchange rates been the same as 2024 rates.

Domestic sales for the first quarter of 2025 were $273.8 million, or 83.1% of consolidated net sales, compared to $243.2 million, or 78.7% of consolidated net sales, for the first quarter of 2024, an increase of $30.6 million, or 12.6%. Domestic sales increased primarily due to increases in (i) equipment sales of $28.4 million, (ii) used equipment sales $2.3 million, (iii) freight revenue of $1.1 million and (iv) service and equipment installation revenue of $1.0 million. These increases were partially offset by a decrease in parts and component sales of $1.8 million.

International sales for the first quarter of 2025 were $55.6 million, or 16.9% of consolidated net sales, compared to $66.0 million, or 21.3% of consolidated net sales, for the first quarter of 2024, a decrease of $10.4 million, or 15.8%. International sales decreased primarily due to decreases in equipment and parts and component sales of $8.0 million and $2.7 million, respectively.

Gross Profit

Gross profit for the first quarter of 2025 was $92.4 million, or 28.1% of net sales, as compared to $76.9 million, or 24.9% of net sales, for the first quarter of 2024, an increase of $15.5 million or 20.2%. The increase in gross profit was primarily driven by the impact of net favorable pricing coupled with favorable volume and mix which generated $16.0 million higher gross profit and manufacturing efficiencies of $3.7 million. These increases were partially offset by higher warranty program costs of $2.0 million and net unfavorable inventory adjustments of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $71.9 million, or 21.8% of net sales, for the first quarter of 2025, compared to $71.4 million, or 23.1% of net sales, for the first quarter of 2024, an increase of $0.5 million, or 0.7%, primarily due to (i) increased personnel-related costs of $2.4 million, largely driven by $1.2 million of employee incentive compensation costs, (ii) increased technology support costs of $1.0 million and (iii) increased acquisition and integration costs of $0.8 million. These increases were partially offset by lower professional services of $0.9 million.

INDEX
Restructuring Charges and Other Asset Gains, net

Restructuring charges and the gain on sale of property and equipment, net for the three-month periods ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$—	$0.1
Total restructuring related charges	—	0.1

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	(0.9)
Total gain on sale of property and equipment, net	—	(0.9)

Restructuring and other asset gains, net	$—	$(0.8)

Interest Expense

Interest expense of $2.0 million was incurred in the three months ended March 31, 2025, as compared to $2.7 million in the three months ended March 31, 2024, primarily related to lower interest rates combined with lower average outstanding borrowings on the Credit Facility in the first quarter of 2025 as compared to the same period in 2024.

Income Tax

Our income tax expense for the first quarter of 2025 was $5.4 million compared to $1.4 million for the first quarter of 2024. Our effective income tax rate was 27.4% for the first quarter of 2025 compared to 29.8% for the first quarter of 2024. The income tax expense for three months ended March 31, 2025 was higher compared to the same period in 2024, primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss.

Backlog

	March 31,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$276.4	$372.7	$(96.3)	(25.8)%
Materials Solutions	126.2	187.1	(60.9)	(32.5)%

Domestic Backlog	329.3	437.8	(108.5)	(24.8)%
International Backlog	73.3	122.0	(48.7)	(39.9)%

The backlog of orders as of March 31, 2025 was $402.6 million compared to $559.8 million as of March 31, 2024, a decrease of $157.2 million, or 28.1%.

Our shorter production lead times and parts fill rates have allowed for customers to place orders closer to the desired delivery date. Additionally, we have experienced variability in the ordering patterns from our dealer customers as a result of macroeconomic factors such as higher inflation, including the impact of recently enacted or increased tariffs, and elevated interest rates, among other factors. These factors have influenced customer ordering patterns and are expected to continue.

Net Sales by Segment

	Three Months Ended March 31,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$236.0	$202.2	$33.8	16.7%
Materials Solutions	93.4	107.0	(13.6)	(12.7)%

INDEX
Infrastructure Solutions

Sales in this segment were $236.0 million for the first quarter of 2025 compared to $202.2 million for the same period in 2024, an increase of $33.8 million, or 16.7%. The increase was primarily driven by net favorable pricing coupled with volume and mix that generated increased (i) equipment sales of $32.1 million, (ii) used equipment sales of $2.1 million, (iii) freight revenue of $1.9 million and (iv) service and equipment installation revenue of $1.0 million. These increases were partially offset by lower parts and component sales of $3.3 million.

Domestic sales for the Infrastructure Solutions segment increased $35.8 million, or 19.3%, for the first quarter of 2025 compared to the same period in 2024, primarily due to increases in (i) equipment sales of $32.9 million, (ii) used equipment sales of $2.1 million, (iii) freight revenue of $1.8 million and (iv) service and equipment installation revenue of $0.9 million. These increases were partially offset by lower parts and component sales of $1.9 million.

International sales for the Infrastructure Solutions segment decreased $2.0 million, or 12.3%, for the first quarter of 2025 compared to the same period in 2024, primarily due to decreased parts and component and equipment sales of $1.4 million and $0.8 million, respectively.

Materials Solutions

Sales in this segment were $93.4 million for the first quarter of 2025 compared to $107.0 million for the same period in 2024, a decrease of $13.6 million, or 12.7%. The decrease was primarily driven by net unfavorable volume and mix, partially offset by favorable pricing that generated decreased equipment sales and parts and component sales of $11.7 million and $1.2 million, respectively.

Domestic sales for the Materials Solutions segment decreased by $5.2 million, or 9.1%, for the first quarter of 2025 compared to the same period in 2024, primarily driven by decreased equipment sales and freight revenue of $4.5 million and $0.7 million, respectively.

International sales for the Materials Solutions segment decreased $8.4 million, or 16.9%, for the first quarter of 2025 compared to the same period in 2024, primarily due to decreased equipment and parts and component sales of $7.2 million and $1.3 million, respectively.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the CEO, who is the CODM, to evaluate performance and allocate resources to the reportable segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. See Note 9, Operations by Industry Segment and Geographic Area, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated income before income taxes.

	Three Months Ended March 31,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$42.9	$25.6	$17.3	67.6%
Materials Solutions	5.2	5.3	(0.1)	(1.9)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $42.9 million for the first quarter of 2025 compared to $25.6 million for the same period in 2024, an increase of $17.3 million or 67.6%. The increase in Segment Operating Adjusted EBITDA was primarily driven by (i) the impact of net favorable pricing coupled with favorable volume and mix which generated $19.0 million higher gross profit (ii) manufacturing efficiencies of $4.9 million and (iii) reduced prototype and project costs of $0.7 million. These increases were partially offset by (i) net unfavorable inventory adjustments of $3.3 million, (ii) higher quality-related costs of $2.8 million and (iii) higher personnel related costs of $1.2 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $5.2 million for the first quarter of 2025 compared to $5.3 million for the same period in 2024, a decrease of $0.1 million, or 1.9%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by the impact of net unfavorable volume and mix, partially offset by favorable pricing, that resulted

INDEX
in $3.0 million lower gross profit and manufacturing inefficiencies of $1.0 million. These decreases were partially offset by net favorable inventory adjustments of $1.8 million.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $12.9 million for the first quarter of 2025 compared to $12.0 million for the same period in 2024, an increase of $0.9 million, or 7.5%, primarily driven by transaction costs of $0.8 million and employee incentive compensation costs of $0.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under the Credit Facility and cash flows from operations. As of March 31, 2025, our total liquidity was $238.9 million, consisting of $90.1 million of cash and cash equivalents available for operating purposes and $148.8 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $29.6 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include transformation initiatives, strategic acquisitions, dividend payments and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under the Credit Facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million (the "Credit Facilities") and (iii) a maturity date of December 19, 2027. The Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of March 31, 2025.

We had $96.0 million in outstanding borrowings under the Credit Facilities as of March 31, 2025. Our outstanding letters of credit totaling $5.2 million decreased borrowing availability to $148.8 million under the revolving credit facility as of March 31, 2025.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of March 31, 2025, open purchase obligations totaled $134.7 million, of which $131.6 million are expected to be fulfilled within the remainder of 2025.

We estimate that our capital expenditures will be between $35.0 million and $45.0 million for the year ending December 31, 2025, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$20.5	$(47.0)
Net cash used in investing activities	(4.2)	(5.9)
Net cash (used in) provided by financing activities	(15.0)	48.4
Effect of exchange rates on cash	0.5	(0.6)
Increase (decrease) in cash, cash equivalents and restricted cash	1.8	(5.1)
Cash, cash equivalents and restricted cash, end of period	$92.6	$58.1

Net cash provided by (used in) operating activities

Our operating activities provided net cash of $20.5 million for the three months ended March 31, 2025 as compared to a net use of $47.0 million for the three months ended March 31, 2024. This increase is primarily due to lower net cash usages for our operating assets and liabilities of $52.5 million coupled with increased cash inflows from net income reduced by non-cash charges of $15.0 million. The decreased net cash usage for our operating assets and liabilities were mainly driven the timing impacts of (i) collections on trade and other receivables of $35.2 million, which includes $13.7 million recorded in the first quarter of 2024 related to a subsequently finalized litigation settlement, (ii) inventory purchases of $19.7 million, (iii) payments of trade accounts payables of $10.1 million and (iv) lower employee-related payments of $7.8 million. The decreased net cash usage was partially offset by decreased customer deposits of $15.2 million associated with lower backlog and the timing impacts for accrued liabilities of $14.9 million, which includes $13.7 million recorded in the first quarter of 2024 related to a subsequently finalized litigation settlement.

Net cash used in investing activities

Net cash used in investing activities was $4.2 million during the three months ended March 31, 2025 as compared to $5.9 million during the three months ended March 31, 2024, primarily due to decreased capital expenditures of $1.9 million.

Net cash (used in) provided by financing activities

Our financing activities used net cash of $15.0 million during the three months ended March 31, 2025 as compared to providing net cash of $48.4 million during the three months ended March 31, 2024, primarily due to net repayments on our Credit Facilities in 2025 as compared to net borrowings in 2024.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the first quarter of both 2025 and 2024.

Financial Condition

Our total current assets increased to $737.2 million as of March 31, 2025 from $722.8 million as of December 31, 2024, an increase of $14.4 million, or 2.0%, due primarily to increases in (i) inventories of $12.2 million, (ii) trade and other receivables of $5.4 million and (iii) cash, cash equivalents and restricted cash of $1.8 million. These increases were partially offset by a decrease in prepaid and refundable income taxes of $4.6 million.

Our total current liabilities increased to $277.0 million as of March 31, 2025 from $271.7 million as of December 31, 2024. Increases of $12.4 million and $1.7 million in accounts payables and accrued product warranty, respectively, were partially offset by (i) decreases in customer deposits of $5.0 million, (ii) decreases in short term debt of $1.8 million and (iii) decreases in other current liabilities of $1.8 million.

Critical Accounting Estimates

Our critical accounting estimates are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed.

INDEX
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the United States, the ERP at Corporate and one manufacturing site and the consolidations and reporting module. During 2024, we implemented the ERP at two additional manufacturing sites.

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

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Note 7, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. Other than as described below, there have been no material changes from the risk factors previously disclosed therein. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We may not complete the acquisition of TerraSource Holdings, LLC ("TerraSource") or complete the acquisition within the time frame we anticipate; the acquired business may underperform relative to our expectations; the acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated cost savings or other anticipated benefits.

The completion of the acquisition of TerraSource is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the acquisition or prevent it from occurring at all. Furthermore, we expect to incur significant indebtedness in connection with the acquisition of TerraSource, which could have a material adverse effect on our financial position.

The success of the acquisition will depend, in part, on our ability to successfully combine and integrate the acquired business and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies from the acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline.

The integration of the acquired business may result in material challenges, including, without limitation:

•We and TerraSource must obtain certain regulatory approvals and clearances to complete the acquisition, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair completion of the acquisition, result in additional expenditures of money and resources or reduce the anticipated benefits of the acquisition;
•the acquisition, including uncertainty regarding the acquisition, may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and TerraSource, and may adversely affect each company’s ability to effectively manage its respective businesses;
•failure to motivate and retain key personnel could diminish the anticipated benefits of the acquisition;
•the possibility of significant costs involved in connection with completing the acquisition, including costs to achieve expected synergies;
•coordinating geographically overlapping organizations;
•unanticipated issues in integrating information technology, communications and other systems; and
•unforeseen expenses or delays associated with the acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

INDEX
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended March 31, 2025, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: April 29, 2025	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2025	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)