Form 10-Q
period 2025-06-30
ASTEC INDUSTRIES INC
filed 2025-08-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 1, 2025, there were 22,874,713 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$88.7	$90.8
Investments	2.9	3.0
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $2.9 and $2.3, respectively	159.9	167.2
Inventories	448.8	422.7
Prepaid and refundable income taxes	15.7	9.3
Prepaid expenses and other assets	30.0	29.8
Total current assets	746.0	722.8
Property and equipment, net of accumulated depreciation of $276.2 and $264.4, respectively	180.1	181.9
Investments	20.4	18.9
Goodwill	25.8	25.0
Intangible assets, net of accumulated amortization of $58.2 and $55.3, respectively	10.1	11.2
Deferred income tax assets	46.6	45.8
Other long-term assets	36.4	38.0
Total assets	$1,065.4	$1,043.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11.8	$13.3
Accounts payable	89.1	79.2
Customer deposits	70.2	77.3
Accrued product warranty	18.9	16.1
Accrued employee related liabilities	38.1	38.2
Accrued loss reserves	1.6	1.7
Other current liabilities	45.1	45.9
Total current liabilities	274.8	271.7
Long-term debt	85.0	105.0
Deferred income tax liabilities	2.4	2.4
Other long-term liabilities	28.3	26.9
Total liabilities	390.5	406.0
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,874,713 as of June 30, 2025 and 22,803,976 as of December 31, 2024	4.6	4.6
Additional paid-in capital	145.5	142.9
Accumulated other comprehensive loss	(41.7)	(51.1)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.3)
Retained earnings	566.7	541.7
Shareholders' equity	674.9	637.8
Noncontrolling interest	—	(0.2)
Total equity	674.9	637.6
Total liabilities and equity	$1,065.4	$1,043.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$330.3	$345.5	$659.7	$654.7
Cost of sales	242.0	264.2	479.0	496.5
Gross profit	88.3	81.3	180.7	158.2
Selling, general and administrative expenses	67.0	71.1	138.9	142.5
Goodwill impairment	—	20.2	—	20.2
Restructuring and other asset gains, net	(0.1)	0.7	(0.1)	(0.1)
Income (loss) from operations	21.4	(10.7)	41.9	(4.4)
Other income (expenses), net:
Interest expense	(2.1)	(3.1)	(4.1)	(5.8)
Interest income	1.6	0.4	2.2	1.0
Other income (expenses), net	1.7	(0.3)	2.3	0.2
Income (loss) before income taxes	22.6	(13.7)	42.3	(9.0)
Income tax provision	5.8	0.3	11.2	1.7
Net income (loss)	16.8	(14.0)	31.1	(10.7)
Net (income) loss attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1
Net income (loss) attributable to controlling interest	$16.7	$(14.0)	$31.0	$(10.6)
Per share data:
Earnings (loss) per common share - Basic	$0.73	$(0.61)	$1.36	$(0.47)
Earnings (loss) per common share - Diluted	$0.72	$(0.61)	$1.35	$(0.47)
Weighted average shares outstanding - Basic	22,877,075	22,796,729	22,855,304	22,779,414
Weighted average shares outstanding - Diluted	23,074,780	22,796,729	23,025,924	22,779,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$16.8	$(14.0)	$31.1	$(10.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	6.4	(1.4)	9.5	(5.8)
Other comprehensive income (loss)	6.4	(1.4)	9.5	(5.8)
Comprehensive income (loss)	23.2	(15.4)	40.6	(16.5)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.2	(0.2)	0.3
Comprehensive income (loss) attributable to controlling interest	$23.1	$(15.2)	$40.4	$(16.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$31.1	$(10.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.4	13.1
Provision for credit losses	0.7	1.9
Provision for warranties	12.3	8.7
Deferred compensation expense (benefit)	0.1	(0.2)
Share-based compensation	3.2	2.3
Deferred tax benefit	(0.9)	(5.3)
Gain on sale of property and equipment, net	(0.1)	(1.1)
Goodwill impairment	—	20.2
Amortization of debt issuance costs	0.1	0.2
Distributions to deferred compensation programs' participants	(0.6)	(0.5)
Change in operating assets and liabilities:
Purchase of trading securities, net	(0.6)	(2.3)
Receivables and other contract assets	10.1	(68.6)
Inventories	(22.1)	(1.7)
Prepaid expenses	2.2	3.2
Other assets	1.4	(3.2)
Accounts payable	9.1	(12.8)
Accrued loss reserves	0.1	(0.1)
Accrued employee related liabilities	(0.5)	(12.0)
Other accrued liabilities	(1.9)	20.4
Accrued product warranty	(9.7)	(9..7)
Customer deposits	(7.7)	19.0
Income taxes payable/prepaid	(5.3)	3.1
Net cash provided by (used in) operating activities	33.4	(36.1)
Cash flows from investing activities:
Expenditures for property and equipment	(7.8)	(13.4)
Proceeds from sale of property and equipment	0.2	1.1
Purchase of investments	(0.6)	(0.7)
Sale of investments	0.5	0.4
Net cash used in investing activities	(7.7)	(12.6)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Payment of dividends	(5.9)	(5.9)
Proceeds from borrowings on credit facilities and bank loans	102.3	107.2
Repayments of borrowings on credit facilities and bank loans	(125.0)	(51.4)
Sale of Company stock by deferred compensation programs, net	0.1	0.1
Withholding tax paid upon vesting of share-based compensation awards	(0.7)	(0.5)
Net cash (used in) provided by financing activities	(29.2)	49.5
Effect of exchange rates on cash	1.4	(0.8)
Decrease in cash, cash equivalents and restricted cash	(2.1)	—
Cash, cash equivalents and restricted cash, beginning of period	90.8	63.2
Cash, cash equivalents and restricted cash, end of period	$88.7	$63.2

Supplemental cash flow information:
Cash paid during the year for:
Interest	$3.4	$3.8
Income taxes paid, net	$18.0	$4.4

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.6	$0.6

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$1.8	$1.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	3.0	—	—	0.1	3.1
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	36,111	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Balance, March 31, 2025	22,840,087	$4.6	$144.0	$(48.1)	$(0.3)	$553.0	$(0.1)	$653.1
Net income	—	—	—	—	—	16.7	0.1	16.8
Other comprehensive income	—	—	—	6.4	—	—	—	6.4
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	34,626	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2025	22,874,713	$4.6	$145.5	$(41.7)	$(0.2)	$566.7	$—	$674.9

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	3.4	(0.1)	3.3
Other comprehensive loss	—	—	—	(4.4)	—	—	—	(4.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.2	—	—	—	—	1.2
Issuance of common stock under incentive plan	24,328	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2024	22,764,963	$4.5	$139.3	$(42.5)	$(0.8)	$549.8	$0.2	$650.5
Net loss	—	—	—	—	—	(14.0)	—	(14.0)
Other comprehensive loss	—	—	—	(1.2)	—	—	(0.2)	(1.4)
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of common stock under incentive plan	35,618	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.1)	—	—	—	—	(0.1)
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2024	22,800,581	$4.6	$140.3	$(43.7)	$(0.7)	$532.8	$—	$633.3

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the financial position as of June 30, 2025 and December 31, 2024 and the cash flows for the six months ended June 30, 2025 and 2024, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance beginning with the form 10-K filing for the year ended December 31, 2024. See Note 10, Operations by Industry Segment and Geographic Area for additional information on the Company's reportable segments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications, and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact this ASU will have on its financial statement disclosures, but this standard will not impact the Company's results of operations, financial position or cash flows.

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

Inventories consist of the following:

(in millions)	June 30, 2025	December 31, 2024
Raw materials and parts	$276.7	$275.4
Work-in-process	84.0	60.9
Finished goods	81.1	83.5
Used equipment	7.0	2.9
Total	$448.8	$422.7

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2025 and December 31, 2024 are Level 1 and Level 2 in the fair value hierarchy defined above:

	June 30, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.6	$—	$5.6
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.9	—	3.9
Agency bonds	—	1.2	1.2
U.S. government securities	1.9	—	1.9
Asset-backed securities	—	8.3	8.3
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	—	0.3	0.3
Total financial assets	$13.1	$10.2	$23.3
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.5	$6.5
Total financial liabilities	$—	$6.5	$6.5

INDEX

	December 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.5	1.5
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	7.1	7.1
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$12.6	$9.3	$21.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.1	$6.1
Total financial liabilities	$—	$6.1	$6.1

Note 4. Goodwill

The Company tests goodwill for impairment annually on October 1, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value between annual impairment tests. During the second quarter of 2024, the Company identified that indicators of goodwill impairment were present due to macroeconomic conditions at the time, including declines in the Company's publicly quoted share price and increased interest rates, as well as lower than expected operating results. These factors indicated that one or more of the Company's reporting units may have fallen below their carrying amounts. Management elected to perform a qualitative assessment on all reporting units, and the Company concluded that a further quantitative analysis was required for the Materials Solutions reporting unit.

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

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Reserve balance, beginning of the period	$17.8	$16.2	$16.1	$16.5
Warranty liabilities accrued	6.1	4.5	12.3	8.7
Warranty liabilities settled	(5.1)	(5.2)	(9.7)	(9.7)
Other	0.1	(0.1)	0.2	(0.1)
Reserve balance, end of the period	$18.9	$15.4	$18.9	$15.4

Note 6. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.4 million and $6.3 million as of June 30, 2025 and December 31, 2024, respectively, of which $4.8 million and $4.6 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Note 7. Income Taxes

For the three months ended June 30, 2025, the Company recorded income tax expense of $5.8 million, reflecting a 25.7% effective tax rate, compared to $0.3 million for the three months ended June 30, 2024, reflecting a (2.2)% effective tax rate. The income tax expense for the three months ended June 30, 2025 was higher compared to the same period in 2024 primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

For the six months ended June 30, 2025, the Company recorded income tax expense of $11.2 million, reflecting a 26.5% effective tax rate, compared to $1.7 million for the six months ended June 30, 2024, reflecting a (18.9)% effective tax rate. The income tax expense for the six months ended June 30, 2025 was higher compared to the same period in 2024 primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

The Company's recorded liability for uncertain tax positions was $17.3 million and $16.8 million as of June 30, 2025 and December 31, 2024, respectively. The increase is the result of $0.5 million of incremental reserves associated with a research and development credit generated during 2025. The Company does not anticipate a significant change in unrecognized tax benefits due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions over the next twelve months.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of June 30, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA extends or makes permanent many expiring provisions of the 2017 Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions. The Company is currently assessing the impact of the new tax legislation on its consolidated financial statements. The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. As such, the OBBBA had no impact on the financial statements as of June 30, 2025.

INDEX
Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $1.3 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively. These arrangements expire at various dates through March 2030. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.2 million and $0.3 million related to these guarantees as of June 30, 2025 and December 31, 2024, respectively, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "2022 Credit Facility"), which outstanding letters of credit totaled $5.2 million as of June 30, 2025. The outstanding letters of credit expire at various dates through April 2026. Unused letters of credit under the 2022 Credit Facility were $24.8 million as of June 30, 2025. The Company is additionally contingently liable for a total of $5.3 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, which are secured by separate credit facilities with various financial institutions as of June 30, 2025. Unused letters of credit under these separate credit facilities were $9.7 million as of June 30, 2025.

The Company has a commitment to purchase a property located in Chattanooga, Tennessee in the first quarter of 2026 for $2.8 million.

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

In September 2024, the Company reached an agreement to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. for $6.3 million, which the Company paid that same month. Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, which was recorded as of June 30, 2024 was released. The $1.9 million net benefit derived from the loss contingency release offset by the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024.

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

INDEX
Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six-month periods ended June 30, 2025 and 2024 (excluding intercompany sales):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$120.9	$55.8	$176.7	$148.9	$44.7	$193.6
Parts and component sales	52.7	19.5	72.2	47.2	20.4	67.6
Service and equipment installation revenue	6.4	0.2	6.6	5.2	0.2	5.4
Used equipment sales	—	—	—	0.1	—	0.1
Freight revenue	5.9	1.5	7.4	5.3	1.7	7.0
Other	0.6	(1.5)	(0.9)	0.5	(2.1)	(1.6)
Total domestic revenue	186.5	75.5	262.0	207.2	64.9	272.1

Net Sales-International:
Equipment sales	14.0	31.5	45.5	9.6	38.5	48.1
Parts and component sales	3.4	15.7	19.1	4.1	17.0	21.1
Service and equipment installation revenue	0.4	2.2	2.6	0.2	2.8	3.0
Freight revenue	0.2	0.8	1.0	0.3	0.9	1.2
Other	0.1	—	0.1	—	—	—
Total international revenue	18.1	50.2	68.3	14.2	59.2	73.4
Total net sales	$204.6	$125.7	$330.3	$221.4	$124.1	$345.5

INDEX

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$254.2	$87.9	$342.1	$249.3	$81.3	$330.6
Parts and component sales	121.6	39.1	160.7	118.0	39.9	157.9
Service and equipment installation revenue	15.5	0.4	15.9	13.4	0.3	13.7
Used equipment sales	2.1	0.2	2.3	0.1	—	0.1
Freight revenue	13.4	2.7	16.1	11.0	3.6	14.6
Other	1.4	(2.7)	(1.3)	1.3	(2.9)	(1.6)
Total domestic revenue	408.2	127.6	535.8	393.1	122.2	515.3

Net Sales-International:
Equipment sales	21.5	54.5	76.0	17.9	68.7	86.6
Parts and component sales	9.6	30.8	40.4	11.7	33.4	45.1
Service and equipment installation revenue	0.7	4.9	5.6	0.4	5.4	5.8
Freight revenue	0.5	1.4	1.9	0.5	1.4	1.9
Other	0.1	(0.1)	—	—	—	—
Total international revenue	32.4	91.5	123.9	30.5	108.9	139.4
Total net sales	$440.6	$219.1	$659.7	$423.6	$231.1	$654.7

As of June 30, 2025, the Company had contract assets of $3.9 million and contract liabilities, excluding customer deposits, of $6.1 million, including $1.1 million of deferred revenue related to extended warranties. As of December 31, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $5.8 million, including $1.3 million of deferred revenue related to extended warranties.

Note 10. Operations by Industry Segment and Geographic Area

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

INDEX
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

Asset information for the Company's reportable segments is set forth below:

	June 30, 2025			December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,133.8	$813.1	$1,946.9	$1,095.8	$772.3	$1,868.1

INDEX
Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$204.6	$125.7	$330.3	$221.4	$124.1	$345.5
Intersegment revenues	9.4	0.9	10.3	8.9	0.9	9.8
Total revenues - reportable segments	$214.0	$126.6	$340.6	$230.3	$125.0	$355.3

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$95.9	$66.0	$161.9	$121.1	$63.3	$184.4
Parts	28.1	18.9	47.0	27.2	20.3	47.5
Other	22.0	8.4	30.4	20.2	8.8	29.0
General and administrative	13.3	8.0	21.3	14.2	7.6	21.8
Sales and marketing	11.1	6.7	17.8	11.6	7.3	18.9
Quality costs (1)	6.3	2.4	8.7	3.0	3.6	6.6
Research and development	4.2	2.3	6.5	3.7	1.7	5.4
Inventory period costs (2)	0.8	1.4	2.2	2.1	1.8	3.9
Other segment items (3)	0.1	(1.7)	(1.6)	—	0.4	0.4
Reportable Segment Operating Adjusted EBITDA	$32.2	$14.2	$46.4	$27.2	$10.2	$37.4

Reportable segment capital expenditures	$3.0	$0.9	$3.9	$5.5	$2.0	$7.5

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

INDEX

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$440.6	$219.1	$659.7	$423.6	$231.1	$654.7
Intersegment revenues	18.2	3.0	21.2	15.7	1.4	17.1
Total revenues - reportable segments	$458.8	$222.1	$680.9	$439.3	$232.5	$671.8

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$193.5	$106.9	$300.4	$200.9	$112.7	$313.6
Parts	64.4	38.0	102.4	67.9	39.8	107.7
Other	46.5	19.0	65.5	45.7	19.0	64.7
General and administrative	28.2	15.8	44.0	28.3	16.1	44.4
Sales and marketing	22.5	13.0	35.5	24.4	14.2	38.6
Quality costs (1)	12.9	4.9	17.8	6.8	6.4	13.2
Research and development	8.6	4.2	12.8	8.1	3.8	11.9
Inventory period costs (2)	7.1	3.0	10.1	4.4	5.2	9.6
Other segment items (3)	—	(2.1)	(2.1)	—	(0.2)	(0.2)
Reportable Segment Operating Adjusted EBITDA	$75.1	$19.4	$94.5	$52.8	$15.5	$68.3

Reportable segment capital expenditures	$5.9	$1.6	$7.5	$9.9	$3.3	$13.2

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

INDEX
The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "Income (loss) before income taxes" is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Operating Adjusted EBITDA - reportable segments	$46.4	$37.4	$94.5	$68.3
Corporate and Other expenses	(12.7)	(9.8)	(25.6)	(21.8)
Transformation program	(3.4)	(11.1)	(10.3)	(17.4)
Restructuring and other related charges	—	(0.9)	—	(1.0)
Goodwill impairment	—	(20.2)	$—	(20.2)
Gain on sale of property and equipment, net	0.1	0.2	0.1	1.1
Transaction costs	(1.4)	—	(2.2)	—
Interest expense, net	(0.5)	(2.7)	(1.9)	(4.8)
Depreciation and amortization	(6.0)	(6.6)	(12.4)	(13.1)
Net income (loss) attributable to noncontrolling interest	0.1	—	0.1	(0.1)
Income (loss) before income taxes	$22.6	$(13.7)	$42.3	$(9.0)

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
United States	$262.0	$272.1	$535.8	$515.3
Canada	17.6	22.7	33.0	41.6
Australia	14.5	10.0	19.2	19.3
Africa	8.3	12.2	16.5	21.2
Brazil	10.6	5.8	16.3	11.4
Europe	7.6	7.7	15.0	16.7
Asia	3.6	3.9	10.4	7.6
South America (Excluding Brazil)	3.2	3.2	6.4	8.2
Mexico	1.3	6.6	4.5	10.9
Central America (Excluding Mexico)	0.2	0.7	0.6	1.4
Other	1.4	0.6	2.0	1.1
Total foreign	68.3	73.4	123.9	139.4
Total net sales	$330.3	$345.5	$659.7	$654.7

Note 11. Strategic Transformation, Restructuring and Other Asset Gains, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $30.0 million, of which $3.7 million and $26.3 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of June 30, 2025. Net capitalized implementation costs totaled $31.9 million, of which $3.7 million and $28.2 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2024. Accumulated amortization associated with these capitalized implementation costs totaled $7.4 million and $5.5 million as of June 30, 2025 and December 31, 2024, respectively.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Strategic transformation programs
Selling, general and administrative expenses	$3.4	$11.0	$10.3	$17.4
Cost of sales	—	0.2	0.1	0.3
Total costs related to strategic transformation initiatives	$3.4	$11.2	$10.4	$17.7

Amortization of capitalized implementation costs (1)	$1.0	$1.0	$1.9	$1.7

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

Restructuring charges and the gain on sale of property and equipment, net are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$—	$—	$—	$0.1
Workforce reductions	—	0.9	—	0.9
Total restructuring related charges	—	0.9	—	1.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	(0.2)	(0.1)	(1.1)
Total gain on sale of property and equipment, net	(0.1)	(0.2)	(0.1)	(1.1)

Restructuring and other asset gains, net	$(0.1)	$0.7	$(0.1)	$(0.1)

Restructuring charges by reportable segment and the Corporate and Other category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Infrastructure Solutions	$—	$0.4	$—	$0.5
Materials Solutions	—	0.3	—	0.3
Corporate and Other	—	0.2	—	0.2
Total restructuring related charges	$—	$0.9	$—	$1.0

The net gains on sale of property and equipment by reportable segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Infrastructure Solutions	$—	$(0.2)	$—	$(0.3)
Materials Solutions	(0.1)	—	(0.1)	(0.8)
Total gain on sale of property and equipment, net	$(0.1)	$(0.2)	$(0.1)	$(1.1)

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company

INDEX
effected workforce reductions during the second quarter of 2024, whereby charges of $0.9 million were incurred during the three months ended June 30, 2024 and recorded in "Restructuring and other asset gains, net" in the Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Denominator:
Denominator for basic earnings per common share	22,877,075	22,796,729	22,855,304	22,779,414
Effect of dilutive securities	197,705	—	170,620	—
Denominator for diluted earnings per common share	23,074,780	22,796,729	23,025,924	22,779,414

Antidilutive securities excluded from the calculation of diluted earnings per share	1,300	93,306	864	90,076

Note 13. Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date as of June 30, 2025 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

On July 1, 2025, the Company completed the previously announced acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications (such acquisition, the "Acquisition"). Pursuant to the Acquisition, the Company acquired 100% of the equity interests of TerraSource. The total cash consideration paid for by the Company to the sellers of TerraSource was $245.0 million on a cash-free, debt-free basis, subject to a customary purchase price adjustment. The Acquisition is expected to provide the Company with access to adjacent markets in materials processing equipment and related aftermarket parts and significant growth and value creation opportunities.

Simultaneously, with the closing of the Acquisition, on July 1, 2025 (the "Financing Effective Date"), the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (the "2025 Credit Agreement") that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities"). Loans advanced under the revolving credit facility and the term loan facility must be repaid on (i) July 1, 2030 or (ii) earlier as specified in the 2025 Credit Agreement. The Company expects to use the proceeds of the revolving credit facility, letter of credit facility and swingline facility (i) to finance capital expenditures, (ii) for working capital and other general corporate purposes of the Company and its subsidiaries, and (iii) in the case of letters of credit, for the backstop or replacement of letters of credit existing prior to the Financing Effective Date and to support general corporate purposes. On the Financing Effective Date, the Company used the proceeds from the term loan facility, together with cash on hand, to (i) finance the Acquisition, (ii) repay existing indebtedness of the Company and its subsidiaries, including repayment of all amounts outstanding under the 2022 Credit Facility, and (iii) the payment of transaction expenses incurred in connection with the Acquisition and the 2025 Credit Facilities.

At the Company’s election, revolving credit loans and term loans advanced under the 2025 Credit Agreement shall bear interest at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), as selected by the Company, plus an applicable margin ranging between 1.75% and 2.75% per annum, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00% (“Base Rate”), plus an applicable margin ranging between 0.75%

INDEX
and 1.75% per annum. Swingline loans shall bear interest at the Base Rate, plus an applicable margin ranging between 0.75% and 1.75% per annum.

The Company will also pay a commitment fee ranging from 0.15% to 0.35% per annum to the lenders under the revolving credit facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the revolving credit facility. The applicable margins and the commitment fee are determined based on the Company's Consolidated Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) at the relevant time.

The obligations of the Company in respect of the 2025 Credit Facilities are secured and are guaranteed by the U.S. domestic subsidiaries of the Company, subject to customary exceptions.

The 2025 Credit Agreement includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of the Company's business. These limitations are subject to customary exceptions. The Company will also be required to maintain a (i) Consolidated Total Net Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter, which may be increased to 4.00 to 1.00 in connection with a material permitted acquisition and subject to the terms of the 2025 Credit Agreement, and (ii) Consolidated Interest Coverage Ratio (as defined in the 2025 Credit Agreement) of at least 2.50 to 1.00 as of the last day of any fiscal quarter. The 2025 Credit Agreement also contains customary representations and warranties.

The 2025 Credit Agreement contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company and its subsidiaries. Upon the occurrence of an event of default, the outstanding obligations under the 2025 Credit Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to the Company, the Company will be required to repay the loans outstanding under the 2025 Credit Facilities.

The Company expects the Acquisition and related financing to have a material impact on its future financial position and results of operations.

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

Executive Summary

Highlights of our financial results for the three months ended June 30, 2025 as compared to the same period of the prior year include the following:

•Net sales were $330.3 million, a decrease of 4.4%

•Gross profit was $88.3 million, an increase of 8.6%

•Income from operations was $21.4 million, an increase of 300.0%

•Net income attributable to Astec was $16.7 million, an increase of 219.3%

•Diluted earnings per share was $0.72, an increase of 218.0%

•Backlog was $380.9 million, a decrease of 28.3%

Business Conditions and Trends

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our U.S. locations and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the second quarter of 2025, we have incurred total implementation costs of approximately $143 million.

See Note 11, Strategic Transformation, Restructuring and Other Asset Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

INDEX
Steel is a major component of our equipment. In reaction to new or increased tariffs imposed by the Trump Administration and reciprocal actions by foreign governments, steel prices remained elevated during the second quarter 2025. We anticipate that steel prices will remain at elevated levels in conjunction with ongoing tariff actions, stagnant demand growth, domestic reshoring activities and a global focus on construction projects.

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

Results of Operations

Net Sales

Net sales for the second quarter of 2025 were $330.3 million compared to $345.5 million for the second quarter of 2024, a decrease of $15.2 million, or 4.4%. The decrease in net sales was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased equipment sales of $19.5 million, partially offset by increases in parts and component sales $2.6 million and service and equipment installation revenue of $0.8 million. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2025 would have been $0.7 million higher had second quarter 2025 foreign exchange rates been the same as second quarter 2024 rates.

Net sales for the first six months of 2025 were $659.7 million compared to $654.7 million for the first six months of 2024, an increase of $5.0 million, or 0.8%. The increase in net sales was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in (i) used equipment sales of $2.2 million, (ii) service and equipment installation revenue of $2.0 million, (iii) freight revenue of $1.5 million and (iv) equipment sales of $0.9 million. These increases were partially offset by a decrease in parts and component sales of $1.9 million. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2025 would have been $2.3 million higher had the first six months of 2025 foreign exchange rates been the same as the first six months of 2024 rates.

Domestic sales for the second quarter of 2025 were $262.0 million, or 79.3% of consolidated net sales, compared to $272.1 million, or 78.8% of consolidated net sales, for the second quarter of 2024, a decrease of $10.1 million, or 3.7%. Domestic sales decreased primarily due to lower equipment sales of $16.9 million partially offset by higher parts and component sales of $4.6 million and service and equipment installation revenue of $1.2 million.

Domestic sales for the first six months of 2025 were $535.8 million, or 81.2% of consolidated net sales, compared to $515.3 million, or 78.7% of consolidated net sales, for the first six months of 2024, an increase of $20.5 million, or 4.0%. Domestic sales increased primarily due to higher (i) equipment sales of $11.5 million, (ii) parts and component sales of $2.8 million, (iii) service and equipment installation revenue of $2.2 million, (iv) used equipment sales of $2.2 million and (v) freight revenue of $1.5 million.

International sales for the second quarter of 2025 were $68.3 million, or 20.7% of consolidated net sales, compared to $73.4 million, or 21.2% of consolidated net sales, for the second quarter of 2024, a decrease of $5.1 million, or 6.9%. International sales decreased primarily due to lower equipment sales of $2.6 million and parts and component sales of $2.0 million.

International sales for the first six months of 2025 were $123.9 million, or 18.8% of consolidated net sales, compared to $139.4 million, or 21.3% of consolidated net sales, for the first six months of 2024, a decrease of $15.5 million, or 11.1%. International sales decreased primarily due to lower equipment sales of $10.6 million and parts and component sales of $4.7 million.

Gross Profit

Gross profit for the second quarter of 2025 was $88.3 million, or 26.7% of net sales, as compared to $81.3 million, or 23.5% of net sales, for the second quarter of 2024, an increase of $7.0 million, or 8.6%. The increase in gross profit was primarily driven by (i) the impact of net favorable pricing partially offset by net unfavorable volume and mix of $5.9 million, (ii) the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $3.0 million and (iii) net favorable

INDEX
inventory adjustments of $1.6 million. These increases were partially offset by manufacturing inefficiencies of $1.9 million and higher warranty program costs of $1.7 million.

Gross profit for the first six months of 2025 was $180.7 million, or 27.4% of net sales, as compared to $158.2 million, or 24.2% of net sales, for the first six months of 2024, an increase of $22.5 million, or 14.2%. The increase in gross profit was primarily driven by (i) the impact of net favorable pricing partially offset by net unfavorable volume and mix of $21.9 million, (ii) the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $3.1 million and (iii) manufacturing efficiencies of $1.7 million. These increases were partially offset by higher warranty program costs of $3.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67.0 million or 20.3% of net sales, for the second quarter of 2025, compared to $71.1 million, or 20.6% of net sales, for the second quarter of 2024, a decrease of $4.1 million, or 5.8%, primarily due to (i) decreased costs related to our strategic transformation program of $7.6 million, (ii) decreased professional service costs of $1.5 million, (iii) lower technology support costs of $1.1 million, (iv) lower bad debt expense of $1.0 million and (v) lower depreciation and amortization expense of $0.6 million. These decreases were partially offset by higher personnel-related costs of $7.2 million, largely driven by $4.1 million of employee incentive compensation costs, and transaction costs of $1.4 million attributable to the TerraSource acquisition completed in 2025.

Selling, general and administrative expenses were $138.9 million, or 21.1% of net sales, for the first six months of 2025, compared to $142.5 million, or 21.8% of net sales, for the first six months of 2024, a decrease of $3.6 million, or 2.5%, primarily due to (i) decreased costs related to our strategic transformation program of $7.0 million, (ii) decreased professional service costs of $2.4 million, (ii) decreased bad debt expense of $1.2 million and (iv) decreased depreciation and amortization expense of $1.1 million. These decreases were partially offset by increased personnel-related costs of $9.6 million, largely driven by $5.3 million of employee incentive compensation costs, and transaction costs of $2.2 million attributable to the TerraSource acquisition completed in 2025.

Restructuring Charges and Other Asset Gains, net

Restructuring charges and the gain on sale of property and equipment, net for the three and six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$—	$—	$—	$0.1
Workforce reductions	—	0.9	—	0.9
Total restructuring related charges	—	0.9	—	1.0

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.1)	(0.2)	(0.1)	(1.1)
Total gain on sale of property and equipment, net	(0.1)	(0.2)	(0.1)	(1.1)

Restructuring and other asset gains, net	$(0.1)	$0.7	$(0.1)	$(0.1)

See Note 11, Strategic Transformation, Restructuring and Other Asset Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $2.1 million and $4.1 million was incurred in the three and six months ended June 30, 2025, respectively, as compared to $3.1 million and $5.8 million in the three and six months ended June 30, 2024, respectively, primarily related to lower average outstanding borrowings on the 2022 Credit Facility combined with lower interest rates in the second quarter of 2025 as compared to the same period in 2024.

Income Tax

Our income tax expense for the second quarter of 2025 was $5.8 million compared to $0.3 million for the second quarter of 2024. Our effective income tax rate was 25.7% for the second quarter of 2025 compared to (2.2)% for the second quarter of 2024. The income tax expense for the three months ended June 30, 2025 was higher compared to the same period in 2024 primarily due to

INDEX
higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

Our income tax expense for the first six months of 2025 was $11.2 million compared to $1.7 million for the first six months of 2024. Our effective tax rate was 26.5% for the first six months of 2025 compared to (18.9)% for the first six months of 2024. The income tax expense for the six months ended June 30, 2025 was higher compared to the same period in 2024 primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

Backlog

	June 30,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$256.1	$368.6	$(112.5)	(30.5)%
Materials Solutions	124.7	162.5	(37.8)	(23.3)%

Domestic Backlog	308.1	417.2	(109.1)	(26.2)%
International Backlog	72.7	113.9	(41.2)	(36.2)%

The backlog of orders as of June 30, 2025 was $380.8 million compared to $531.1 million as of June 30, 2024, a decrease of $150.3 million, or 28.3%.

Our shorter production lead times and parts fill rates have allowed for customers to place orders closer to the desired delivery date. Additionally, we have experienced variability in the ordering patterns from our customers as a result of macroeconomic factors.

Segment Net Sales – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$204.6	$221.4	$(16.8)	(7.6)%
Materials Solutions	125.7	124.1	1.6	1.3%

Infrastructure Solutions

Sales in this segment were $204.6 million for the second quarter of 2025 compared to $221.4 million for the same period in 2024, a decrease of $16.8 million, or 7.6%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreased equipment sales of $23.6 million partially offset by increases in parts and component sales of $4.8 million and service and equipment installation revenue of $1.4 million.

Domestic sales for the Infrastructure Solutions segment decreased $20.7 million, or 10.0%, for the second quarter of 2025 compared to the same period in 2024 primarily due to lower equipment sales of $28.0 million partially offset by higher parts and component sales of $5.5 million and service and equipment installation revenue of $1.2 million.

International sales for the Infrastructure Solutions segment increased $3.9 million, or 27.5%, for the second quarter of 2025 compared to the same period in 2024 primarily due to higher equipment sales of $4.4 million partially offset by lower parts and components sales of $0.7 million.

Materials Solutions

Sales in this segment were $125.7 million for the second quarter of 2025 compared to $124.1 million for the same period in 2024, an increase of $1.6 million, or 1.3%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increased equipment sales of $4.1 million partially offset by decreases in parts and component sales of $2.2 million and service and equipment installation revenue of $0.6 million.

Domestic sales for the Materials Solutions segment increased by $10.6 million, or 16.3%, for the second quarter of 2025 compared to the same period in 2024, primarily due to higher equipment sales of $11.1 million partially offset by lower parts and component sales of $0.9 million.

INDEX
International sales for the Materials Solutions segment decreased $9.0 million, or 15.2%, for the second quarter of 2025 compared to the same period in 2024 primarily due to lower (i) equipment sales of $7.0 million, (ii) parts and component sales $1.3 million and (iii) service and equipment installation revenue of $0.6 million.

Segment Net Sales – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$440.6	$423.6	$17.0	4.0%
Materials Solutions	219.1	231.1	(12.0)	(5.2)%

Infrastructure Solutions

Sales in this segment were $440.6 million for the first six months of 2025 compared to $423.6 million for the same period in 2024, an increase of $17.0 million, or 4.0%. The increase was primarily driven by favorable pricing that generated increases in (i) equipment sales of $8.5 million, (ii) service and equipment installation revenue of $2.4 million, (iii) freight revenue of $2.4 million, (iv) used equipment sales of $2.0 million and (v) parts and component sales of $1.5 million.

Domestic sales for the Infrastructure Solutions segment increased $15.1 million, or 3.8%, for the first six months of 2025 compared to the same period in 2024 primarily due to higher (i) equipment sales of $4.9 million, (ii) parts and component sales of $3.6 million, (iii) freight revenue of $2.4 million, (iv) service and equipment installation revenue of $2.1 million and (v) used equipment sales of $2.0 million.

International sales for the Infrastructure Solutions segment increased $1.9 million, or 6.2%, for the first six months of 2025 compared to the same period in 2024 primarily due to higher equipment sales of $3.6 million partially offset by lower parts and component sales of $2.1 million.

Materials Solutions

Sales in this segment were $219.1 million for the first six months of 2025 compared to $231.1 million for the same period in 2024, a decrease of $12.0 million, or 5.2%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in equipment sales of $7.6 million and parts and component sales of $3.4 million.

Domestic sales for the Materials Solutions segment increased by $5.4 million, or 4.4%, for the first six months of 2025 compared to the same period in 2024, primarily due to higher equipment sales of $6.6 million.

International sales for the Materials Solutions segment decreased $17.4 million, or 16.0%, for the first six months of 2025 compared to the same period in 2024 primarily due to lower equipment sales of $14.2 million and parts and component sales of $2.6 million.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our CEO, who is the CODM, to evaluate performance and allocate resources to the reportable segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. See Note 10, Operations by Industry Segment and Geographic Area, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated income before taxes.

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$32.2	$27.2	$5.0	18.4%
Materials Solutions	14.2	10.2	4.0	39.2%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $32.2 million for the second quarter of 2025 compared to $27.2 million for the same period in 2024, an increase of $5.0 million, or 18.4%. The increase in Segment Operating Adjusted EBITDA was primarily driven by (i) the sales impact of favorable pricing partially offset by net unfavorable volume and

INDEX
mix that generated higher gross profit of $4.9 million, (ii) the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $2.0 million, (iii) lower technology support costs of $1.7 million, (iv) the impact of net favorable inventory adjustments of $1.6 million and (v) lower professional service costs of $1.2 million. These increases were partially offset by (i) higher quality-related costs of $3.3 million, (ii) higher personnel-related costs of $3.2 million, largely driven by $1.5 million of employee incentive compensation costs, and (iii) manufacturing inefficiencies of $0.8 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $14.2 million for the second quarter of 2025 compared to $10.2 million for the same period in 2024, an increase of $4.0 million, or 39.2%. The increase in Segment Operating Adjusted EBITDA was primarily driven by (i) net foreign currency transaction gains of $2.1 million, (ii) lower quality-related costs of $1.2 million, (iii) the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $1.0 million and (iv) net favorable pricing partially offset by net unfavorable volume and mix that generated higher gross profit of $1.0 million. These increases were partially offset by higher personnel-related costs of $1.5 million, largely driven by $0.8 million of employee incentive compensation costs, and manufacturing inefficiencies of $1.2 million.

Segment Operating Adjusted EBITDA – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$75.1	$52.8	$22.3	42.2%
Materials Solutions	19.4	15.5	3.9	25.2%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $75.1 million for the first six months of 2025 compared to $52.8 million for the same period in 2024, an increase of $22.3 million, or 42.2%. The increase in Segment Operating Adjusted EBITDA resulted primarily from (i) the sales impact of favorable pricing coupled with net favorable volume and mix that generated higher gross profit of $23.9 million, (ii) manufacturing efficiencies of $4.0 million, (iii) favorable changes in manufacturing input costs related to materials, labor and overhead of $1.7 million and (iv) lower professional service costs of $1.4 million. These increases were partially offset by (i) higher quality-related costs of $6.1 million, (ii) higher personnel-related costs of $4.5 million, partially driven by $1.8 million of employee incentive compensation costs, and (iii) net unfavorable inventory adjustments of $1.8 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $19.4 million for the first six months of 2025 compared to $15.5 million for the same period in 2024, an increase of $3.9 million, or 25.2%. The increase in Segment Operating Adjusted EBITDA resulted primarily from (i) net favorable inventory adjustments of $1.9 million, (ii) net foreign currency transaction gains of $1.9 million, (iii) lower quality-related costs of $1.5 million and (iv) the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $1.4 million. These increases were partially offset by (i) manufacturing inefficiencies of $2.2 million, (ii) the net unfavorable impact of volume and mix partially offset by favorable pricing that generated lower gross profit of $2.0 million and (iii) higher personnel-related costs of $1.8 million, largely driven by $1.1 million of employee incentive compensation costs.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $12.7 million for the second quarter of 2025 compared to $9.8 million for the same period in 2024, an increase of $2.9 million, or 29.6%. The increase was primarily driven by higher personnel related costs of $2.4 million, largely driven by higher annual incentive compensation costs of $1.8 million, and transaction costs of $1.4 million attributable to the TerraSource acquisition completed in 2025.

Corporate and Other operations had net expenses of $25.6 million for the first six months of 2025 compared to $21.8 million for the first six months of 2024, an increase of $3.8 million, or 17.4%. The increase in expenses were primarily due to higher personnel related costs of $3.4 million, driven by higher annual incentive compensation costs of $2.5 million, and transaction costs of $2.2 million attributable to the TerraSource acquisition completed in 2025.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our credit facilities and cash flows from operations. As of June 30, 2025, our total liquidity was $247.6 million, consisting of $87.8 million of cash and cash equivalents available for operating purposes and $159.8 million available for additional borrowings

INDEX
under the 2022 Credit Facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $29.2 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include transformation initiatives, strategic acquisitions, dividend payments and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under the 2025 Credit Facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On December 19, 2022, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the "2022 Credit Agreement"). The 2022 Credit Agreement provided for (i) a revolving credit facility (consisting of revolving credit loans and swingline loans) and a letter of credit facility, in an aggregate amount of up to $250.0 million, (ii) an incremental credit facility in an aggregate amount not to exceed $125.0 million and (iii) a maturity date of December 19, 2027. The 2022 Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the 2022 Credit Facility as of June 30, 2025.

We had $85.0 million in outstanding borrowings under the 2022 Credit Facility as of June 30, 2025. Our outstanding letters of credit totaling $5.2 million decreased borrowing availability to $159.8 million under the revolving credit facility as of June 30, 2025.

On July 1, 2025, concurrently with the closing of the acquisition of TerraSource, we entered into the 2025 Credit Agreement that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities"). In connection with the closing of the acquisition, we borrowed $350.0 million under the 2025 Credit Agreement to fund the acquisition, pay related fees and expenses as well as repay outstanding borrowings under our 2022 Credit Facility. Immediately after giving effect to such borrowings, we had $244.8 million of remaining available borrowings under the revolving credit facility portion of our 2025 Credit Agreement, to the extent our compliance with financial covenants permits such borrowings. We believe the 2025 Credit Agreement enhances our overall liquidity profile and positions us to support our long-term growth objectives.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of June 30, 2025, open purchase obligations totaled $124.2 million, of which $117.1 million are expected to be fulfilled within the remainder of 2025.

We estimate that our capital expenditures will be between $25.0 million and $35.0 million for the year ending December 31, 2025, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$33.4	$(36.1)
Net cash used in investing activities	(7.7)	(12.6)
Net cash (used in) provided by financing activities	(29.2)	49.5
Effect of exchange rates on cash	1.4	(0.8)
Decrease in cash, cash equivalents and restricted cash	(2.1)	—
Cash, cash equivalents and restricted cash, end of period	$88.7	$63.2

Net cash provided by (used in) operating activities

Our operating activities provided net cash of $33.4 million for the six months ended June 30, 2025 as compared to a net use of $36.1 million for the six months ended June 30, 2024. This increase is primarily due to lower net cash usages for our operating assets and liabilities of $39.8 million coupled with increased cash inflows from net income reduced by non-cash charges of $29.8 million. The decreased net cash usage for our operating assets and liabilities were mainly driven the timing impacts of (i) collections on trade and other receivables of $78.7 million, (ii) payments of trade accounts payables of $21.9 million and (iii) lower employee-related payments of $11.5 million. The decreased net cash usage was partially offset by (i) decreased customer deposits of $26.7 million associated with lower backlog, (ii) the timing impacts for accrued liabilities of $22.3 million and (iii) the timing of inventory purchases of $20.4 million.

Net cash used in investing activities

Net cash used in investing activities was $7.7 million during the six months ended June 30, 2025 as compared to $12.6 million during the six months ended June 30, 2024, primarily due to decreased capital expenditures of $5.6 million.

Net cash (used in) provided by financing activities

Our financing activities used net cash of $29.2 million during the six months ended June 30, 2025 as compared to providing net cash of $49.5 million during the six months ended June 30, 2024, primarily due to net debt repayments in 2025 as compared to net borrowings in 2024.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the second quarter of both 2025 and 2024.

Financial Condition

Our total current assets increased to $746.0 million as of June 30, 2025 from $722.8 million as of December 31, 2024, an increase of $23.2 million, or 3.2%, due primarily to increases in inventories of $26.1 million and prepaid and refundable income taxes of $6.4 million. These increases were partially offset by decreases in trade and other receivables of $7.3 million and cash, cash equivalents and restricted cash of $2.1 million.

Our total current liabilities increased to $274.8 million as of June 30, 2025 from $271.7 million as of December 31, 2024, an increase of 1.1%, due primarily to increases in accounts payables of $9.9 million and accrued product warranty of $2.8 million. These increases were partially offset by decreases in customer deposits of $7.1 million and short term debt of $1.5 million.

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

INDEX
market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2024 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We may fail to realize all of the anticipated benefits of the acquisition of TerraSource Holdings, LLC ("TerraSource") or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the TerraSource business. Our results of operations going forward may differ materially from any pro forma financial data provided.

On July 1, 2025 we completed our previously announced acquisition of TerraSource for $245.0 million. The success of the acquisition will depend, in large part, on our ability to successfully combine and integrate the acquired business and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies from the acquisition.

The integration of the acquired business is a complex, costly and time-consuming process and may result in material challenges, including, without limitation:

•difficulties in retaining current customers, suppliers and strategic partners and developing new business relationships;
•challenges in retaining and assimilating key personnel;
•coordinating geographically overlapping organizations;
•unanticipated issues in integrating information technology, communications and other operations and systems;
•diversion of management's attention to integration matters;
•difficulties in achieving anticipated synergies, business opportunities and growth prospects from the TerraSource acquisition;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•the impact of potential liabilities the Company may be inheriting from TerraSource;
•difficulty addressing possible differences in corporate culture and management philosophies;
•a potential deterioration of the Company's credit ratings; and
•unforeseen or unexpected expenses or delays associated with the integration.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the TerraSource business is integrated successfully, the full anticipated benefits of the acquisition of TerraSource may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of TerraSource and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the acquisition of TerraSource will result in the realization of the full anticipated benefits.

Additionally, in connection with the TerraSource acquisition, any unaudited pro forma financial data that may be provided is not necessarily indicative of what our actual financial position or results of operations may be. Any unaudited pro forma financial data will be derived from our audited and unaudited financial statements and TerraSource’s audited and unaudited financial statements and will reflect certain assumptions and adjustments. The assumptions used in preparing unaudited pro forma

INDEX
financial data may not prove to be accurate, and other factors may adversely affect our financial condition or results of operations.

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under such indebtedness.

On July 1, 2025 and simultaneously with the consummation of the acquisition of TerraSource, we entered into a new Credit Agreement, by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (the "2025 Credit Agreement"), that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million, and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities"). In connection with establishing the 2025 Credit Facilities, we (i) repaid all outstanding borrowings under our prior $250.0 million revolving credit facility pursuant to that certain Credit Agreement, dated as of December 19, 2022, between the Company and Wells Fargo Bank, National Association (the "2022 Credit Facility"), utilizing borrowings under the 2025 Credit Facilities, and (ii) terminated the 2022 Credit Facility.

As of July 1, 2025 and after giving effect to the completion of the acquisition of TerraSource and the borrowings under the 2025 Credit Facilities, we had outstanding principal indebtedness of $350.0 million and availability of $244.8 million under the 2025 Credit Facilities, subject to certain financial covenants. Our level of indebtedness could:

•make it more difficult to satisfy our obligations with respect to our other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, capital expenditures and other general corporate purposes;
•limit our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements and other general corporate purposes;
•limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest); and
•place us at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our future access to debt capital markets to finance existing debt obligations or to obtain capital to finance growth could become restricted due to a variety of factors, including a deterioration of our performance or financial condition, overall industry prospects or changes in debt capital markets or the general economy. The inability to access credit markets on acceptable terms, if at all, could have a material adverse effect on our financial condition and ability to fund future growth.

Additionally, our debt instruments include certain affirmative and negative covenants that require us to comply with certain financial covenants and impose restrictions on our financial and business operations, including limitations on liens, indebtedness, fundamental changes and changes in the nature of our business. A failure to comply with the covenants contained in our debt instruments could result in an event of default or an acceleration of debt under our debt instruments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended June 30, 2025, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

INDEX
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
2.1
Membership Interest Purchase Agreement, dated April 28, 2025, by and among TerraSource Holdings, LLC, the seller parties thereto, Sellers’ Representative and Astec Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Astec Industries, Inc. with the Securities and Exchange Commission on May 2, 2025)
			8-K	7/1/2025	7/1/2025
10.1	Credit Agreement, dated as of July 1, 2025, by and among Astec Industries, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto		8-K	7/1/2025	7/1/2025
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 6, 2025	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2025	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)