Form 10-Q
period 2025-09-30
ASTEC INDUSTRIES INC
filed 2025-11-05
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 31, 2025, there were 22,875,841 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$69.3	$90.8
Investments	2.5	3.0
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $2.9 and $2.3, respectively	193.1	167.2
Inventories	500.8	422.7
Prepaid and refundable income taxes	20.5	9.3
Prepaid expenses and other assets	35.0	29.8
Total current assets	821.2	722.8
Property and equipment, net of accumulated depreciation of $289.1 and $264.4, respectively	198.9	181.9
Investments	21.3	18.9
Goodwill	110.4	25.0
Intangible assets, net of accumulated amortization of $62.8 and $55.3, respectively	130.6	11.2
Deferred income tax assets	23.0	45.8
Other long-term assets	43.6	38.0
Total assets	$1,349.0	$1,043.6
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16.2	$—
Short-term debt	12.2	$13.3
Accounts payable	94.4	79.2
Customer deposits	76.1	77.3
Accrued product warranty	19.0	16.1
Accrued employee related liabilities	50.9	38.2
Accrued loss reserves	1.8	1.7
Other current liabilities	47.7	45.9
Total current liabilities	318.3	271.7
Long-term debt	323.6	105.0
Deferred income tax liabilities	5.1	2.4
Other long-term liabilities	33.0	26.9
Total liabilities	680.0	406.0
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,875,841 as of September 30, 2025 and 22,803,976 as of December 31, 2024	4.6	4.6
Additional paid-in capital	147.3	142.9
Accumulated other comprehensive loss	(42.2)	(51.1)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.3)
Retained earnings	559.4	541.7
Shareholders' equity	668.9	637.8
Noncontrolling interest	0.1	(0.2)
Total equity	669.0	637.6
Total liabilities and equity	$1,349.0	$1,043.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$350.1	$291.4	$1,009.8	$946.1
Cost of sales	265.9	224.6	744.9	721.1
Gross profit	84.2	66.8	264.9	225.0
Selling, general and administrative expenses	83.3	65.6	222.2	208.1
Goodwill impairment	—	—	—	20.2
Restructuring and other asset (gains) losses, net	(0.2)	8.4	(0.3)	8.3
Income (loss) from operations	1.1	(7.2)	43.0	(11.6)
Other expenses, net:
Interest expense	(7.3)	(2.6)	(11.4)	(8.4)
Interest income	0.7	0.5	2.9	1.5
Other income, net	0.4	0.8	2.7	1.0
(Loss) income before income taxes	(5.1)	(8.5)	37.2	(17.5)
Income tax (benefit) provision	(0.9)	(2.3)	10.3	(0.6)
Net (loss) income	(4.2)	(6.2)	26.9	(16.9)
Net (income) loss attributable to noncontrolling interest	—	—	(0.1)	0.1
Net (loss) income attributable to controlling interest	$(4.2)	$(6.2)	$26.8	$(16.8)
Per share data:
(Loss) earnings per common share - Basic	$(0.18)	$(0.27)	$1.17	$(0.74)
(Loss) earnings per common share - Diluted	$(0.18)	$(0.27)	$1.16	$(0.74)
Weighted average shares outstanding - Basic	22,890,301	22,816,359	22,867,098	22,791,819
Weighted average shares outstanding - Diluted	22,890,301	22,816,359	23,062,694	22,791,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(4.2)	$(6.2)	$26.9	$(16.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.4)	5.8	9.1	—
Other comprehensive (loss) income	(0.4)	5.8	9.1	—
Comprehensive (loss) income	(4.6)	(0.4)	36.0	(16.9)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	—	(0.3)	0.3
Comprehensive (loss) income attributable to controlling interest	$(4.7)	$(0.4)	$35.7	$(16.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$26.9	$(16.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.7	20.1
Amortization of acquisition-related inventory fair value step-up	4.3	—
Provision for credit losses	0.9	1.0
Provision for warranties	18.1	12.8
Deferred compensation expense (benefit)	0.1	(0.1)
Share-based compensation	4.9	3.7
Deferred tax provision (benefit)	0.1	(6.7)
Gain on sale of property and equipment, net	(0.1)	(1.1)
Goodwill impairment	—	20.2
Amortization of debt issuance costs	0.7	0.2
Distributions to deferred compensation programs' participants	(0.9)	(0.8)
Change in operating assets and liabilities:
Purchase of trading securities, net	(0.8)	(1.6)
Receivables and other contract assets	(2.5)	(23.9)
Inventories	(19.5)	(9.9)
Prepaid expenses	9.1	2.8
Other assets	1.8	(2.1)
Accounts payable	(1.1)	(28.5)
Accrued loss reserves	0.2	(0.3)
Accrued employee related liabilities	9.5	(4.7)
Other accrued liabilities	(5.8)	22.0
Accrued product warranty	(16.3)	(14.1)
Customer deposits	(18.7)	13.5
Income taxes payable/prepaid	(10.3)	0.8
Net cash provided by (used in) operating activities	25.3	(13.6)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(248.5)	—
Expenditures for property and equipment	(12.0)	(16.0)
Proceeds from sale of property and equipment	0.2	2.3
Purchase of investments	(0.8)	(0.9)
Sale of investments	0.7	0.6
Net cash used in investing activities	(260.4)	(14.0)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Payment of dividends	(8.9)	(8.9)
Proceeds from borrowings on credit facilities and bank loans	454.8	140.6
Repayments of borrowings on credit facilities and bank loans	(222.5)	(111.9)
Payment of debt issuance costs	(10.4)	—
Sale of Company stock by deferred compensation programs, net	0.1	0.2
Withholding tax paid upon vesting of share-based compensation awards	(0.7)	(0.5)
Net cash provided by financing activities	212.4	19.5
Effect of exchange rates on cash	1.2	0.2
Decrease in cash, cash equivalents and restricted cash	(21.5)	(7.9)
Cash, cash equivalents and restricted cash, beginning of period	90.8	63.2
Cash, cash equivalents and restricted cash, end of period	$69.3	$55.3

Supplemental cash flow information:
Cash paid during the year for:
Interest	$10.2	$6.5
Income taxes paid, net	$18.6	$6.3

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.4	$0.6

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$2.1	$2.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	3.0	—	—	0.1	3.1
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	36,111	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Balance, March 31, 2025	22,840,087	$4.6	$144.0	$(48.1)	$(0.3)	$553.0	$(0.1)	$653.1
Net income	—	—	—	—	—	16.7	0.1	16.8
Other comprehensive income	—	—	—	6.4	—	—	—	6.4
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	34,626	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2025	22,874,713	$4.6	$145.5	$(41.7)	$(0.2)	$566.7	$—	$674.9
Net loss	—	—	—	—	—	(4.2)	—	(4.2)
Other comprehensive (loss) income	—	—	—	(0.5)	—	—	0.1	(0.4)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.1)	—	(3.0)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	1,128	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	—	—	—	—	—	—
Balance, September 30, 2025	22,875,841	$4.6	$147.3	$(42.2)	$(0.2)	$559.4	$0.1	$669.0

INDEX

(Continued)

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

INDEX
ASTEC INDUSTRIES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Description of Business

Astec Industries, Inc. ("Astec" or the "Company") is a Tennessee corporation which was incorporated in 1972. The Company designs, engineers, manufactures, markets and services equipment and components used primarily in asphalt and concrete road building and related construction activities, as well as other products discussed below. The Company's products are used in each phase of road building, from quarrying and crushing the aggregate to application of the road surface. The Company's product portfolio includes both asphalt and concrete equipment. The Company also manufactures certain equipment and components unrelated to road construction, including equipment for the mining, quarrying, construction, demolition, land clearing, energy, hydro-electric and recycling industries and port and rail yard operators; industrial heat transfer equipment; commercial whole-tree pulpwood chippers; horizontal grinders; blower trucks; commercial and industrial burners; and combustion control systems.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024, the financial position as of September 30, 2025 and December 31, 2024 and the cash flows for the nine months ended September 30, 2025 and 2024, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance beginning with the form 10-K filing for the year ended December 31, 2024. See Note 12, Operations by Industry Segment and Geographic Area for additional information on the Company's reportable segments.

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

Note 2. Acquisition

On July 1, 2025 (the "Closing Date"), the Company completed the acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications (such acquisition, the "Acquisition"). Pursuant to the Acquisition, the Company acquired 100% of the equity interests of TerraSource. The total cash consideration paid for by the Company to the sellers of TerraSource was $252.4 million. The Acquisition provides the Company with access to adjacent markets in materials processing equipment and related aftermarket parts. The acquired TerraSource business is included in the Company's Materials Solutions reportable segment.

The Company financed the purchase price and related fees and expenses using net proceeds from a credit agreement entered into with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (the "2025 Credit Agreement"). See Note 8, Debt for additional details on financing transactions.

Total transaction costs, inclusive of the amortization of the acquisition-related inventory fair value step-up, of $8.1 million and $10.3 million were expensed as incurred during the three and nine months ended September 30, 2025, respectively, for the Acquisition. Transaction costs of $4.3 million were recorded in "Cost of sales" in the Consolidated Statements of Operations during the three months ended September 30, 2025. Transaction costs of $3.8 million and $6.0 million were recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the three and nine months ended September 30, 2025, respectively.

INDEX
The following table summarizes the preliminary purchase price allocation for the Acquisition, which is subject to change as the Company continues to evaluate the fair value of the assets acquired and liabilities assumed:

(in millions)	Amount
Payment to equity holders	$176.4
Payment of TerraSource's outstanding debt	71.9
Transaction expenses paid on behalf of the seller	4.1
Aggregate purchase consideration	252.4

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	3.9
Trade receivables, contract assets and other receivables, net	20.1
Inventories	58.4
Other current assets	11.0
Property and equipment, net	20.4
Intangible assets, net	127.2
Other long-term assets	6.0
Total assets acquired	247.0
Identifiable liabilities assumed:
Current liabilities	43.7
Long-term liabilities	36.0
Total liabilities assumed	79.7
Total identifiable net assets	167.3
Goodwill	$85.1

The preliminary purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed. Goodwill of $15.4 million is expected to be deductible for tax purposes.

The following table summarizes the identifiable definite-lived intangible assets acquired. All intangible assets acquired in the TerraSource acquisition are subject to amortization:

(in millions except useful lives)	Fair Value	Estimated Useful Life (in years)
Trade Names	$7.8	10
Patents	5.0	10
Customer Relationships	110.0	10
Other	4.4	3 - 5
Total identifiable definite-lived intangible assets acquired	$127.2

The acquired TerraSource business contributed revenues and a net loss of $40.5 million and $4.7 million, respectively, during the three months ended September 30, 2025.

Pro Forma Financial Information

The following unaudited pro forma summary information reflects the consolidated results of the Company's operations as if the Acquisition had been completed on January 1, 2024. The information presented below is provided for illustrative purposes only

INDEX
and does not purport to represent what the Company's consolidated results of operations would have been had the Acquisition actually occurred as of January 1, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$350.1	$330.6	$1,076.7	$1,059.6
Net income (loss)	$5.8	$(11.5)	$29.1	$(39.2)

These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting to illustrate the impact of amortization and depreciation expense related to acquired intangible and tangible assets, respectively, incremental interest costs on the borrowings used to fund the Acquisition, amortization of an increase in the fair value of inventory acquired, transaction costs and the related tax impact associated with these adjustments.

Note 3. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value, which requires the Company to make specific estimates, assumptions and judgments in determining the amount, if any, of reductions in the valuation of inventories to their net realizable values.

Inventories consist of the following:

(in millions)	September 30, 2025	December 31, 2024
Raw materials and parts	$316.5	$275.4
Work-in-process	91.9	60.9
Finished goods	83.3	83.5
Used equipment	9.1	2.9
Total	$500.8	$422.7

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

INDEX
As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2025 and December 31, 2024 are Level 1 and Level 2 in the fair value hierarchy defined above:

	September 30, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.9	$—	$5.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	0.9	0.9
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	8.7	8.7
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$13.6	$10.2	$23.8
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.8	$6.8
Total financial liabilities	$—	$6.8	$6.8

	December 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.5	1.5
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	7.1	7.1
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$12.6	$9.3	$21.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.1	$6.1
Total financial liabilities	$—	$6.1	$6.1

Note 5. Goodwill

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

INDEX
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

The Company completed the Acquisition during the three months ended September 30, 2025, which increased goodwill $85.1 million.

The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the nine months ended September 30, 2025 and the year ended December 31, 2024 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Total
Balance, December 31, 2023:
Goodwill	$48.0	$32.3	$80.3
Accumulated impairment losses	(21.8)	(12.2)	(34.0)
Net	$26.2	$20.1	$46.3
2024 Activity:
Foreign currency translation	$(1.2)	$0.1	$(1.1)
Impairment	—	(20.2)	(20.2)
Total 2024 activity	$(1.2)	$(20.1)	$(21.3)
Balance, December 31, 2024:
Goodwill	$46.8	$32.2	$79.0
Accumulated impairment	(21.8)	(32.2)	(54.0)
Net	$25.0	$—	$25.0
2025 Activity:
Foreign currency translation	$0.6	$(0.3)	$0.3
Acquisitions	—	85.1	85.1
Total 2025 activity	$0.6	$84.8	$85.4
Balance, September 30, 2025:
Goodwill	$47.4	$117.0	$164.4
Accumulated impairment	(21.8)	(32.2)	(54.0)
Net	$25.6	$84.8	$110.4

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

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Reserve balance, beginning of the period	$18.9	$15.4	$16.1	$16.5
Warranty liabilities accrued	5.8	4.1	18.1	12.8
Warranty liabilities settled	(6.6)	(4.4)	(16.3)	(14.1)
Other	0.9	0.1	1.1	—
Reserve balance, end of the period	$19.0	$15.2	$19.0	$15.2

Note 7. Accrued Loss Reserves

The Company accrues reserves for losses related to known workers' compensation and general liability claims that have been incurred but not yet paid or are estimated to have been incurred but not yet reported to the Company. The undiscounted reserves are actuarially determined based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. Total accrued loss reserves were $6.5 million and $6.3 million as of September 30, 2025 and December 31, 2024, respectively, of which $4.7 million and $4.6 million were included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Note 8. Debt

On July 1, 2025 (the "Financing Effective Date"), the Company entered into the 2025 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities"). Loans advanced under the revolving credit facility and the term loan facility must be repaid on (i) July 1, 2030 or (ii) earlier as specified in the 2025 Credit Agreement. On the Financing Effective Date, the Company used the proceeds from the term loan facility, together with cash on hand, to (i) finance the Acquisition, (ii) repay existing indebtedness of the Company and its subsidiaries, including repayment of all amounts outstanding under the previous 2022 Credit Facilities, and (iii) the payment of transaction expenses incurred in connection with the Acquisition and the 2025 Credit Facilities.

At the Company’s election, revolving credit loans and term loans advanced under the 2025 Credit Agreement bears interest at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), as selected by the Company, plus an applicable margin ranging between 1.75% and 2.75% per annum, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00% (“Base Rate”), plus an applicable margin ranging between 0.75% and 1.75% per annum. Swingline loans shall bear interest at the Base Rate, plus an applicable margin ranging between 0.75% and 1.75% per annum.

The Company also pays a commitment fee ranging from 0.15% to 0.35% per annum to the lenders under the revolving credit facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the revolving credit facility. The applicable margins and the commitment fee are determined based on the Company's Consolidated Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) at the relevant time.

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

INDEX
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

Additional details for the 2025 Credit Facilities are summarized below:

(in millions, except maturity date)	September 30, 2025
Revolving Line of Credit
Line of credit - maximum	$250.0
Incremental credit facility - maximum	150.0
Letters of credit - maximum	30.0
Borrowings outstanding	—
Amount of letters of credit outstanding	5.2
Line of credit, additional borrowing capacity	244.8
Unamortized debt issuance costs
"Prepaid expenses and other assets"	0.9
"Other long-term assets"	3.3

Term Loan
Current maturities	$17.5
Long-term maturities	328.1
Maturity date	July 1, 2030
Unamortized debt issuance costs
"Current maturities of long-term debt"	1.3
"Long-term debt"	4.5

Note 9. Income Taxes

For the three months ended September 30, 2025, the Company recorded an income tax benefit of $0.9 million, reflecting a 17.6% effective tax rate, compared to $2.3 million for the three months ended September 30, 2024, reflecting a 27.1% effective tax rate. The income tax benefit for the three months ended September 30, 2025 was lower compared to the same period in 2024 primarily due to lower pretax book loss and changes in the relative weighting of jurisdictional income and loss.

For the nine months ended September 30, 2025, the Company recorded income tax expense of $10.3 million, reflecting a 27.7% effective tax rate, compared to a benefit of $0.6 million for the nine months ended September 30, 2024, reflecting a 3.4% effective tax rate. The income tax expense for the nine months ended September 30, 2025 as compared to a benefit in the same period in 2024 was primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

The Company's recorded liability for uncertain tax positions was $17.5 million and $16.8 million as of September 30, 2025 and December 31, 2024, respectively. The increase is the result of $0.7 million of incremental reserves associated with a research and development credit generated during 2025. Management believes it is reasonably possible that unrecognized tax liabilities will decrease by approximately $5.0 million within the next 12 months. The anticipated decrease primarily reflects the resolution of a previously uncertain tax position, following a change in tax accounting method filed with the internal revenue service, and the expected expiration of statute of limitations in certain jurisdictions. The company does not expect these reductions to materially affect the tax rate.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 tax year as well as various other state income tax and jurisdictional audits. As of September 30, 2025, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/

INDEX
or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA extends or makes permanent many expiring provisions of the 2017 Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions. The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. As such, the OBBBA had no impact on the financial statements as of September 30, 2025.

Note 10. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $1.0 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively. These arrangements expire at various dates through April 2030. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.2 million and $0.3 million related to these guarantees as of September 30, 2025 and December 31, 2024, respectively, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "2025 Credit Facility"), which outstanding letters of credit totaled $5.2 million as of September 30, 2025. The outstanding letters of credit expire at various dates through September 2026. Unused letters of credit under the 2025 Credit Facility were $24.8 million as of September 30, 2025. The Company is additionally contingently liable for a total of $3.4 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, which are secured by separate credit facilities with various financial institutions as of September 30, 2025. Unused letters of credit under these separate credit facilities were $10.4 million as of September 30, 2025.

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

In September 2024, the Company reached an agreement to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. (the "37 BP Litigation") for $6.3 million, which the Company paid that same month. Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, which was recorded as of June 30, 2024 was released. The $1.9 million net benefit derived from the loss contingency release offset by the final settlement amount was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the third quarter of 2024.

In October 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc. for $8.4 million, which was paid in the fourth quarter of 2024. In connection with this settlement, management

INDEX
recorded a loss in "Restructuring, impairment and other asset charges, net" in the Consolidated Statements of Operations during the third quarter of 2024.

Note 11. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine-month periods ended September 30, 2025 and 2024 (excluding intercompany sales):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$119.8	$56.3	$176.1	$103.2	$33.3	$136.5
Parts and component sales	51.1	37.0	88.1	42.9	21.2	64.1
Service and equipment installation revenue	5.9	3.1	9.0	4.7	0.2	4.9
Used equipment sales	0.1	—	0.1	—	—	—
Freight revenue	6.2	2.5	8.7	5.3	1.5	6.8
Other	0.5	(2.1)	(1.6)	0.5	(1.6)	(1.1)
Total domestic revenue	183.6	96.8	280.4	156.6	54.6	211.2

Net Sales-International:
Equipment sales	6.9	33.6	40.5	4.2	51.2	55.4
Parts and component sales	2.5	21.9	24.4	3.8	17.8	21.6
Service and equipment installation revenue	—	3.9	3.9	0.2	2.7	2.9
Freight revenue	0.2	0.7	0.9	0.2	0.5	0.7
Other	—	—	—	—	(0.4)	(0.4)
Total international revenue	9.6	60.1	69.7	8.4	71.8	80.2
Total net sales	$193.2	$156.9	$350.1	$165.0	$126.4	$291.4

INDEX

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$374.0	$144.2	$518.2	$352.5	$114.6	$467.1
Parts and component sales	172.7	76.1	248.8	160.9	61.1	222.0
Service and equipment installation revenue	21.4	3.5	24.9	18.1	0.5	18.6
Used equipment sales	2.2	0.2	2.4	0.1	—	0.1
Freight revenue	19.6	5.2	24.8	16.3	5.1	21.4
Other	1.9	(4.8)	(2.9)	1.8	(4.5)	(2.7)
Total domestic revenue	591.8	224.4	816.2	549.7	176.8	726.5

Net Sales-International:
Equipment sales	28.4	88.1	116.5	22.1	119.9	142.0
Parts and component sales	12.1	52.7	64.8	15.5	51.2	66.7
Service and equipment installation revenue	0.7	8.8	9.5	0.6	8.1	8.7
Freight revenue	0.7	2.1	2.8	0.7	1.9	2.6
Other	0.1	(0.1)	—	—	(0.4)	(0.4)
Total international revenue	42.0	151.6	193.6	38.9	180.7	219.6
Total net sales	$633.8	$376.0	$1,009.8	$588.6	$357.5	$946.1

As of September 30, 2025, the Company had contract assets of $2.6 million and contract liabilities, excluding customer deposits, of $7.2 million, including $1.3 million of deferred revenue related to extended warranties. As of December 31, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $5.8 million, including $1.3 million of deferred revenue related to extended warranties.

Note 12. Operations by Industry Segment and Geographic Area

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

Materials Solutions - Sites within the Materials Solutions segment design and manufacture heavy equipment used in aggregate and minerals processing operations in addition to servicing, rebuilding and supplying parts. These operations support civil construction, energy, mining, hydro, recycling, ports, forestry and bulk handling markets. The sites within the Materials Solutions segment are primarily manufacturing operations, with sites in Australia, Canada, Chile, Sweden and Thailand functioning to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all the Company's manufacturing sites. Additionally, the Materials Solutions segment offers consulting and engineering services to provide complete "turnkey" processing systems. The principal purchasers of aggregate processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycling and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and foreign and domestic governmental agencies. The acquired TerraSource business is included in the Material Solutions segment.

Asset information for the Company's reportable segments is set forth below:

	September 30, 2025			December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,156.4	$1,144.8	$2,301.2	$1,095.8	$772.3	$1,868.1

INDEX
Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$193.2	$156.9	$350.1	$165.0	$126.4	$291.4
Intersegment revenues	7.2	1.5	8.7	25.7	1.4	27.1
Total revenues - reportable segments	$200.4	$158.4	$358.8	$190.7	$127.8	$318.5

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$86.4	$63.4	$149.8	$80.2	$67.3	$147.5
Parts	26.0	29.7	55.7	24.2	21.1	45.3
Other	26.0	19.1	45.1	36.9	8.5	45.4
General and administrative	12.8	13.1	25.9	12.4	4.8	17.2
Sales and marketing	10.2	10.1	20.3	9.8	6.6	16.4
Quality costs (1)	5.4	2.9	8.3	4.2	2.9	7.1
Research and development	4.0	2.3	6.3	3.6	2.0	5.6
Inventory period costs (2)	6.0	2.4	8.4	3.8	0.5	4.3
Other segment items (3)	(0.3)	—	(0.3)	—	(0.4)	(0.4)
Reportable Segment Operating Adjusted EBITDA	$23.9	$15.4	$39.3	$15.6	$14.5	$30.1

Reportable segment capital expenditures	$2.7	$1.5	$4.2	$2.0	$0.6	$2.6

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

INDEX

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$633.8	$376.0	$1,009.8	$588.6	$357.5	$946.1
Intersegment revenues	25.4	4.5	29.9	41.4	2.8	44.2
Total revenues - reportable segments	$659.2	$380.5	$1,039.7	$630.0	$360.3	$990.3

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$279.9	$170.3	$450.2	$281.1	$180.0	$461.1
Parts	90.4	67.7	158.1	92.1	60.9	153.0
Other	72.5	38.1	110.6	82.6	27.5	110.1
General and administrative	41.0	28.9	69.9	40.7	20.9	61.6
Sales and marketing	32.7	23.1	55.8	34.2	20.8	55.0
Quality costs (1)	18.3	7.8	26.1	11.0	9.3	20.3
Research and development	12.6	6.5	19.1	11.7	5.8	17.5
Inventory period costs (2)	13.1	5.4	18.5	8.2	5.7	13.9
Other segment items (3)	(0.3)	(2.1)	(2.4)	—	(0.6)	(0.6)
Reportable Segment Operating Adjusted EBITDA	$99.0	$34.8	$133.8	$68.4	$30.0	$98.4

Reportable segment capital expenditures	$8.6	$3.1	$11.7	$11.9	$3.9	$15.8

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

INDEX
The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "(Loss) income before income taxes" is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Operating Adjusted EBITDA - reportable segments	$39.3	$30.1	$133.8	$98.4
Corporate and Other expenses	(12.2)	(12.7)	(37.8)	(34.5)
Transformation program	(5.2)	(8.4)	(15.5)	(25.8)
Restructuring and other related charges	0.2	(8.4)	0.2	(9.4)
Goodwill impairment	—	—	$—	(20.2)
Gain on sale of property and equipment, net	—	—	0.1	1.1
Transaction costs	(8.3)	—	(10.5)	—
Interest expense, net	(6.6)	(2.1)	(8.5)	(6.9)
Depreciation and amortization	(12.3)	(7.0)	(24.7)	(20.1)
Net income (loss) attributable to noncontrolling interest	—	—	0.1	(0.1)
(Loss) income before income taxes	$(5.1)	$(8.5)	$37.2	$(17.5)

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
United States	$280.4	$211.2	$816.2	$726.5
Canada	16.6	10.9	49.6	52.5
Australia	8.3	25.0	27.5	44.3
Africa	10.9	9.1	27.4	30.3
Brazil	8.8	8.5	25.1	19.9
Europe	7.0	7.5	22.0	24.2
Asia	8.9	2.7	19.3	10.3
South America (Excluding Brazil)	4.8	3.8	11.2	12.0
Mexico	2.9	11.2	7.4	22.1
Central America (Excluding Mexico)	0.6	1.1	1.2	2.5
Other	0.9	0.4	2.9	1.5
Total foreign	69.7	80.2	193.6	219.6
Total net sales	$350.1	$291.4	$1,009.8	$946.1

Note 13. Strategic Transformation, Restructuring and Other Asset Gains, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $29.1 million, of which $3.7 million and $25.4 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of September 30, 2025. Net capitalized implementation costs totaled $31.9 million, of which $3.7 million and $28.2 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2024. Accumulated amortization associated with these capitalized implementation costs totaled $8.3 million and $5.5 million as of September 30, 2025 and December 31, 2024, respectively.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Strategic transformation programs
Selling, general and administrative expenses	$5.2	$8.6	$15.5	$26.0
Cost of sales	—	0.1	0.1	0.4
Total costs related to strategic transformation initiatives	$5.2	$8.7	$15.6	$26.4

Amortization of capitalized implementation costs (1)	$0.9	$1.0	$2.8	$2.7

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other asset (gains) losses, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring charges and the gain on sale of property and equipment, net are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$(0.2)	$8.4	$(0.2)	$8.5
Workforce reductions	—	—	—	0.9
Total restructuring related charges	(0.2)	8.4	(0.2)	9.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	—	(0.1)	(1.1)
Total gain on sale of property and equipment, net	—	—	(0.1)	(1.1)

Restructuring and other asset (gains) losses, net	$(0.2)	$8.4	$(0.3)	$8.3

INDEX
Restructuring charges by reportable segment and the Corporate and Other category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Infrastructure Solutions	$(0.2)	$8.4	$(0.2)	$8.9
Materials Solutions	—	—	—	0.3
Corporate and Other	—	—	—	0.2
Total restructuring related charges	$(0.2)	$8.4	$(0.2)	$9.4

The net gains on sale of property and equipment by reportable segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Infrastructure Solutions	$—	$—	$—	$(0.3)
Materials Solutions	—	—	(0.1)	(0.8)
Total gain on sale of property and equipment, net	$—	$—	$(0.1)	$(1.1)

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

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company effected workforce reductions during the second quarter of 2024, whereby charges of $0.9 million were incurred and recorded in "Restructuring and other asset (gains) losses, net" in the Consolidated Statements of Operations.

Note 14. (Loss) Earnings Per Common Share

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Denominator:
Denominator for basic earnings per common share	22,890,301	22,816,359	22,867,098	22,791,819
Effect of dilutive securities	—	—	195,596	—
Denominator for diluted earnings per common share	22,890,301	22,816,359	23,062,694	22,791,819

Antidilutive securities excluded from the calculation of diluted earnings per share	261,116	63,173	6,095	78,473

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

Executive Summary

Highlights of our financial results for the three months ended September 30, 2025 as compared to the same period of the prior year include the following:

•Net sales were $350.1 million, an increase of 20.1%

•Gross profit was $84.2 million, an increase of 26.0%

•Income from operations was $1.1 million, an increase of 115.3%

•Net loss attributable to Astec was $4.2 million, an increase of 32.3%

•Diluted loss per share was $0.18, an increase of 33.3%

•Backlog was $449.5 million, a decrease of 5.5%

Recent Developments and Business Conditions

TerraSource Acquisition – On July 1, 2025, we completed the acquisition of TerraSource, a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications. The Acquisition provides us with access to adjacent markets in materials processing equipment and related aftermarket parts and significant growth and value creation opportunities.

New Credit Facility – In connection with the Acquisition, we entered into the 2025 Credit Agreement that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million.

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our U.S. locations and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate

INDEX
implementation costs anticipated to range from $180 to $200 million. Through the third quarter of 2025, we have incurred total implementation costs of approximately $147 million.

See Note 13, Strategic Transformation, Restructuring and Other Asset Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

Steel is a major component of our equipment. In reaction to new or increased tariffs imposed by the Trump Administration and reciprocal actions by foreign governments, steel prices increased in the first half of 2025. As a result of stagnant demand growth, available domestic steel capacity and steady or declining material input costs, steel prices slowly declined through the third quarter of 2025. Despite these recent declines, we anticipate slight increases in steel prices toward the end of 2025 with minimal impact in early 2026.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Oil prices have routinely fluctuated in recent years, and based on the current macroeconomic environment, we anticipate that oil prices will experience moderate fluctuation throughout the remainder of 2025 and into 2026.

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

Results of Operations

Net Sales

Net sales for the third quarter of 2025 were $350.1 million compared to $291.4 million for the third quarter of 2024, an increase of $58.7 million, or 20.1%. The increase in net sales was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increases in (i) parts and component sales of $26.8 million, (ii) equipment sales of $24.7 million, (iii) service and equipment installation revenue of $5.1 million and (iv) freight revenue of $2.1 million. Included in these net increases is $40.5 million of incremental net sales from the acquired TerraSource business. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2025 would have been $1.0 million lower had third quarter 2025 foreign exchange rates been the same as third quarter 2024 rates.

Net sales for the first nine months of 2025 were $1,009.8 million compared to $946.1 million for the first nine months of 2024, an increase of $63.7 million, or 6.7%. The increase in net sales was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in (i) equipment sales of $25.6 million, (ii) parts and component sales of $24.9 million, (iii) service and equipment installation revenue of $7.1 million, (iv) freight revenue of $3.6 million and (v) used equipment sales of $2.3 million. Included in these net increases is $40.5 million of incremental net sales from the acquired TerraSource business. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2025 would have been $1.3 million higher had the first nine months of 2025 foreign exchange rates been the same as the first nine months of 2024 rates.

Domestic sales for the third quarter of 2025 were $280.4 million, or 80.1% of consolidated net sales, compared to $211.2 million, or 72.5% of consolidated net sales, for the third quarter of 2024, an increase of $69.2 million, or 32.8%. Domestic sales increased primarily due to higher (i) equipment sales of $39.6 million, (ii) parts and component sales of $24.0 million, (iii) service and equipment installation revenue of $4.1 million and (iv) freight revenue of $1.9 million. Included in these net increases is $28.2 million of incremental domestic revenue from the acquired TerraSource business.

Domestic sales for the first nine months of 2025 were $816.2 million, or 80.8% of consolidated net sales, compared to $726.5 million, or 76.8% of consolidated net sales, for the first nine months of 2024, an increase of $89.7 million, or 12.3%. Domestic sales increased primarily due to higher (i) equipment sales of $51.1 million, (ii) parts and component sales of $26.8 million, (iii) service and equipment installation revenue of $6.3 million, (iv) freight revenue of $3.4 million and (v) used equipment sales of $2.3 million. Included in these net increases is $28.2 million of incremental domestic revenue from the acquired TerraSource business.

INDEX
International sales for the third quarter of 2025 were $69.7 million, or 19.9% of consolidated net sales, compared to $80.2 million, or 27.5% of consolidated net sales, for the third quarter of 2024, a decrease of $10.5 million, or 13.1%. International sales decreased primarily due to lower equipment sales of $14.9 million partially offset by higher parts and component sales of $2.8 million and service and installation revenue of $1.0 million. Included in these net decreases is $12.3 million of incremental international revenue from the acquired TerraSource business.

International sales for the first nine months of 2025 were $193.6 million, or 19.2% of consolidated net sales, compared to $219.6 million, or 23.2% of consolidated net sales, for the first nine months of 2024, a decrease of $26.0 million, or 11.8%. International sales decreased primarily due to lower equipment sales of $25.5 million and parts and component sales of $1.9 million. Included in these net decreases is $12.3 million of incremental international revenue from the acquired TerraSource business.

Gross Profit

Gross profit for the third quarter of 2025 was $84.2 million, or 24.1% of net sales, as compared to $66.8 million, or 22.9% of net sales, for the third quarter of 2024, an increase of $17.4 million, or 26.0%. The increase in gross profit was primarily driven by the impact of favorable pricing coupled with net favorable volume and mix of $37.9 million. This increase was partially offset by (i) manufacturing inefficiencies of $10.6 million, (ii) amortization of acquisition-related inventory fair value step-up of $4.3 million, (iii) net unfavorable inventory adjustments of $2.9 million and (iv) higher warranty program costs of $1.6 million.

Gross profit for the first nine months of 2025 was $264.9 million, or 26.2% of net sales, as compared to $225.0 million, or 23.8% of net sales, for the first nine months of 2024, an increase of $39.9 million, or 17.7%. The increase in gross profit was primarily driven by the impact of favorable pricing coupled with net favorable volume and mix of $59.8 million and the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $3.3 million. These increases were partially offset by (i) manufacturing inefficiencies of $8.9 million, (ii) higher warranty program costs of $5.3 million, (iii) amortization of acquisition-related inventory fair value step-up of $4.3 million and (iv) net unfavorable inventory adjustments of $2.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $83.3 million or 23.8% of net sales, for the third quarter of 2025, compared to $65.6 million, or 22.5% of net sales, for the third quarter of 2024, an increase of $17.7 million, or 27.0%, primarily due to (i) increased personnel-related costs of $7.3 million, (ii) increased intangible asset amortization expense of $5.1 million, (iii) increased transaction costs of $3.9 million primarily attributable to the Acquisition, (iv) the $1.9 million benefit derived from the 37 BP Litigation loss contingency release offset by the final settlement amount recorded during 2024, (v) increased travel costs of $1.1 million and (vi) increased bad debt expense of $1.1 million. These increases were partially offset by lower costs related to our strategic transformation program of $3.4 million and lower technology support costs of $0.9 million.

Selling, general and administrative expenses were $222.2 million, or 22.0% of net sales, for the first nine months of 2025, compared to $208.1 million, or 22.0% of net sales, for the first nine months of 2024, an increase of $14.1 million, or 6.8%, primarily due to (i) increased personnel-related costs of $16.9 million, partially driven by $5.9 million of employee incentive compensation costs, (ii) increased transaction costs of $6.1 million primarily attributable to the Acquisition and (iii) increased intangible asset amortization expense of $4.2 million. These increases were partially offset by lower costs related to our strategic transformation program of $10.4 million and decreased professional service costs of $2.8 million.

INDEX
Restructuring Charges and Other Asset Gains, net

Restructuring charges and the gain on sale of property and equipment, net for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring charges:
Costs associated with exited operations – Enid	$(0.2)	$8.4	$(0.2)	$8.5
Workforce reductions	—	—	—	0.9
Total restructuring related charges	(0.2)	8.4	(0.2)	9.4

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	—	—	(0.1)	(1.1)
Total gain on sale of property and equipment, net	—	—	(0.1)	(1.1)

Restructuring and other asset (gains) losses, net	$(0.2)	$8.4	$(0.3)	$8.3

See Note 13, Strategic Transformation, Restructuring and Other Asset Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $7.3 million and $11.4 million was incurred in the three and nine months ended September 30, 2025, respectively, as compared to $2.6 million and $8.4 million in the three and nine months ended September 30, 2024, respectively, primarily related to higher average outstanding borrowings coupled with higher interest rates on the 2025 Credit Facility as compared to the previous 2022 Credit Facility.

Income Tax

Our income tax benefit for the third quarter of 2025 was $0.9 million compared to $2.3 million for the third quarter of 2024. Our effective income tax rate was 17.6% for the third quarter of 2025 compared to 27.1% for the third quarter of 2024. The income tax benefit for the three months ended September 30, 2025 was lower compared to the same period in 2024 primarily due to lower pretax book loss and changes in the relative weighting of jurisdictional income and loss.

Our income tax expense for the first nine months of 2025 was $10.3 million compared to a benefit of $0.6 million for the first nine months of 2024. Our effective tax rate was 27.7% for the first nine months of 2025 compared to 3.4% for the first nine months of 2024. The income tax expense for the nine months ended September 30, 2025 as compared to a benefit in the same period in 2024 was primarily due to higher pretax book income and changes in the relative weighting of jurisdictional income and loss, partially offset by a net nondeductible goodwill impairment incurred in 2024.

INDEX
Backlog

	September 30,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$259.5	$351.1	$(91.6)	(26.1)%
Materials Solutions	190.0	124.7	65.3	52.4%

Domestic Backlog	373.7	377.6	(3.9)	(1.0)%
International Backlog	75.8	98.2	(22.4)	(22.8)%

The backlog of orders as of September 30, 2025 was $449.5 million compared to $475.8 million as of September 30, 2024, a decrease of $26.3 million, or 5.5%.

Backlog includes an incremental $64.1 million from the acquired TerraSource business in the Materials Solutions segment. Our shorter production lead times and parts fill rates have allowed for customers to place orders closer to the desired delivery date. Additionally, we have experienced variability in the ordering patterns from our customers as a result of macroeconomic factors.

Segment Net Sales – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$193.2	$165.0	$28.2	17.1%
Materials Solutions	156.9	126.4	30.5	24.1%

Infrastructure Solutions

Sales in this segment were $193.2 million for the third quarter of 2025 compared to $165.0 million for the same period in 2024, an increase of $28.2 million, or 17.1%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in (i) equipment sales of $19.3 million, (ii) parts and component sales of $6.9 million, (iii) service and equipment installation revenue of $1.0 million and (iv) freight revenue of $0.9 million.

Domestic sales for the Infrastructure Solutions segment increased $27.0 million, or 17.2%, for the third quarter of 2025 compared to the same period in 2024 primarily due to higher (i) equipment sales of $16.6 million (ii) parts and component sales of $8.2 million, (iii) service and equipment installation revenue of $1.2 million and (iv) freight revenue of $0.9 million.

International sales for the Infrastructure Solutions segment increased $1.2 million, or 14.3%, for the third quarter of 2025 compared to the same period in 2024 primarily due to higher equipment sales of $2.7 million partially offset by lower parts and components sales of $1.3 million.

Materials Solutions

Sales in this segment were $156.9 million for the third quarter of 2025 compared to $126.4 million for the same period in 2024, an increase of $30.5 million, or 24.1%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in (i) parts and component sales of $19.9 million, (ii) equipment sales of $5.4 million, (iii) service and equipment installation revenue of $4.1 million and (iv) freight revenue of $1.2 million.

Domestic sales for the Materials Solutions segment increased by $42.2 million, or 77.3%, for the third quarter of 2025 compared to the same period in 2024, primarily due to higher (i) equipment sales of $23.0 million, (ii) parts and component sales of $15.8 million, (iii) service and equipment installation revenue of $2.9 million and (iv) freight revenue of $1.0 million.

INDEX
International sales for the Materials Solutions segment decreased $11.7 million, or 16.3%, for the third quarter of 2025 compared to the same period in 2024 primarily due to lower equipment sales of $17.6 million partially offset by higher parts and component sales of $4.1 million and service and equipment installation revenue of $1.2 million.

Segment Net Sales – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$633.8	$588.6	$45.2	7.7%
Materials Solutions	376.0	357.5	18.5	5.2%

Infrastructure Solutions

Sales in this segment were $633.8 million for the first nine months of 2025 compared to $588.6 million for the same period in 2024, an increase of $45.2 million, or 7.7%. The increase was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increases in (i) equipment sales of $27.8 million, (ii) parts and component sales of $8.4 million, (iii) service and equipment installation revenue of $3.4 million, (iv) freight revenue of $3.3 million and (v) used equipment sales of $2.1 million.

Domestic sales for the Infrastructure Solutions segment increased $42.1 million, or 7.7%, for the first nine months of 2025 compared to the same period in 2024 primarily due to higher (i) equipment sales of $21.5 million, (ii) parts and component sales of $11.8 million, (iii) service and equipment installation revenue of $3.3 million, (iv) freight revenue of $3.3 million and (v) used equipment sales of $2.1 million.

International sales for the Infrastructure Solutions segment increased $3.1 million, or 8.0%, for the first nine months of 2025 compared to the same period in 2024 primarily due to higher equipment sales of $6.3 million partially offset by lower parts and component sales of $3.4 million.

Materials Solutions

Sales in this segment were $376.0 million for the first nine months of 2025 compared to $357.5 million for the same period in 2024, an increase of $18.5 million, or 5.2%. The increase was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increases in parts and component sales of $16.5 million and service and equipment installation revenue of $3.7 million.

Domestic sales for the Materials Solutions segment increased by $47.6 million, or 26.9%, for the first nine months of 2025 compared to the same period in 2024, primarily due to higher (i) equipment sales of $29.6 million, (ii) parts and component sale of $15.0 million and (iii) service and installation revenue of $3.0 million.

International sales for the Materials Solutions segment decreased $29.1 million, or 16.1%, for the first nine months of 2025 compared to the same period in 2024 primarily due to lower equipment sales of $31.8 million.

Segment Operating Adjusted EBITDA

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by our CEO, who is the CODM, to evaluate performance and allocate resources to the reportable segments. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. See Note 12, Operations by Industry Segment and Geographic Area, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of Segment Operating Adjusted EBITDA to total consolidated income before taxes.

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$23.9	$15.6	$8.3	53.2%
Materials Solutions	15.4	14.5	0.9	6.2%

INDEX
Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $23.9 million for the third quarter of 2025 compared to $15.6 million for the same period in 2024, an increase of $8.3 million, or 53.2%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable volume and mix coupled with favorable pricing that generated higher gross profit of $16.4 million and lower technology support costs of $1.0 million. These increases were partially offset by (i) manufacturing inefficiencies of $3.0 million, (ii) higher personnel-related costs of $2.5 million, (iii) higher quality-related expenses of $1.2 million and (iv) net unfavorable inventory adjustments of $1.2 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $15.4 million for the third quarter of 2025 compared to $14.5 million for the same period in 2024, an increase of $0.9 million, or 6.2%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable volume and mix coupled with favorable pricing that generated higher gross profit of $21.5 million and the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $0.8 million. These increases were partially offset by (i) manufacturing inefficiencies of $7.0 million, (ii) higher personnel-related costs of $6.1 million, (iii) the $1.9 million benefit derived from the 37 BP Litigation loss contingency release offset by the final settlement amount recorded during 2024, (iv) net unfavorable inventory adjustments of $1.8 million and (v) higher travel-related costs of $0.8 million.

Segment Operating Adjusted EBITDA – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2025	2024
Infrastructure Solutions	$99.0	$68.4	$30.6	44.7%
Materials Solutions	34.8	30.0	4.8	16.0%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $99.0 million for the first nine months of 2025 compared to $68.4 million for the same period in 2024, an increase of $30.6 million, or 44.7%. The increase in Segment Operating Adjusted EBITDA was primarily driven by from (i) the sales impact of favorable pricing coupled with net favorable volume and mix that generated higher gross profit of $40.3 million, (ii) lower professional service costs of $2.2 million and (iii) lower technology support costs of $2.1 million. These increases were partially offset by (i) higher quality-related costs of $7.3 million, (ii) higher personnel-related costs of $7.0 million and (iii) net unfavorable inventory adjustments of $3.0 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $34.8 million for the first nine months of 2025 compared to $30.0 million for the same period in 2024, an increase of $4.8 million, or 16.0%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of favorable pricing coupled with net favorable volume and mix that generated higher gross profit of $19.5 million and the favorable impact of changes in manufacturing input costs related to materials, labor and overhead of $2.2 million. These increases were partially offset by manufacturing inefficiencies of $9.2 million and higher personnel-related expenses of $7.9 million.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $12.2 million for the third quarter of 2025 compared to $12.7 million for the same period in 2024, a decrease of $0.5 million, or 3.9%. The decrease in expenses was primarily driven by lower personnel-related costs of $1.3 million.

Corporate and Other operations had net expenses of $37.8 million for the first nine months of 2025 compared to $34.5 million for the first nine months of 2024, an increase of $3.3 million, or 9.6%. The increase in expenses was primarily due to higher personnel-related costs of $2.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our credit facilities and cash flows from operations. As of September 30, 2025, our total liquidity was $312.1 million, consisting of $67.3 million of cash and cash equivalents available for operating purposes and $244.8 million available for additional borrowings under the revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our

INDEX
foreign subsidiaries held $29.4 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include transformation initiatives, strategic acquisitions, dividend payments and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under the revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On July 1, 2025, we entered into the 2025 Credit Agreement that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million. We had outstanding principal indebtedness on the term loan facility of $345.6 million and no outstanding borrowings under the revolving credit facility and as of September 30, 2025. Our outstanding letters of credit totaling $5.2 million decreased borrowing availability to $244.8 million under the revolving credit facility as of September 30, 2025.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of September 30, 2025, open purchase obligations totaled $118.7 million, of which $92.7 million are expected to be fulfilled within the remainder of 2025.

We estimate that our capital expenditures will be between $25.0 million and $35.0 million for the year ending December 31, 2025, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$25.3	$(13.6)
Net cash used in investing activities	(260.4)	(14.0)
Net cash provided by financing activities	212.4	19.5
Effect of exchange rates on cash	1.2	0.2
Decrease in cash, cash equivalents and restricted cash	(21.5)	(7.9)
Cash, cash equivalents and restricted cash, end of period	$69.3	$55.3

Net cash provided by (used in) operating activities

Our operating activities provided net cash of $25.3 million for the nine months ended September 30, 2025 as compared to a net use of $13.6 million for the nine months ended September 30, 2024. This increase is primarily due to increased cash inflows from net income reduced by non-cash charges of $47.4 million partially offset by higher net cash usages for our operating assets and liabilities of $8.4 million. The increased net cash usage for our operating assets and liabilities was mainly driven by decreased customer deposits of $32.2 million associated with lower backlog and the timing impacts for accrued liabilities of $27.8 million. The increased net cash usage was partially offset by the timing impacts of (i) payments of trade accounts payables of $27.4 million, (ii) collections on trade and other receivables of $21.4 million and (iii) lower employee-related payments of $14.2 million.

INDEX
Net cash used in investing activities

Net cash used in investing activities was $260.4 million during the nine months ended September 30, 2025 as compared to $14.0 million during the nine months ended September 30, 2024, primarily due to the TerraSource acquisition partially offset by decreased capital expenditures of $4.0 million.

Net cash provided by financing activities

Net cash provided by financing activities was $212.4 million during the nine months ended September 30, 2025 as compared to $19.5 million during the nine months ended September 30, 2024, primarily due to higher net debt borrowings in 2025 as compared to 2024.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the third quarter of both 2025 and 2024.

Financial Condition

Our total current assets increased to $821.2 million as of September 30, 2025 from $722.8 million as of December 31, 2024, an increase of $98.4 million, or 13.6%, due primarily to increases in (i) inventories of $78.1 million, (ii) trade and other receivables of $25.9 million and (iii) prepaid and refundable income taxes of $11.2 million. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $21.5 million.

Our total current liabilities increased to $318.3 million as of September 30, 2025 from $271.7 million as of December 31, 2024, an increase of $46.6 million, or 17.2%, due primarily to increases in (i) current maturities of long-term debt of $16.2 million associated with our term facility, (ii) accounts payables of $15.2 million and (iii) accrued employee-related liabilities of $12.7 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. During 2023, we implemented the human capital resources management module, including the payroll application for all locations within the

INDEX
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

See Note 10, Commitments and Contingencies of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which could materially affect our business, financial condition or future results. Other than as described below, there have been no material changes from the risk factors previously disclosed therein. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended September 30, 2025, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

INDEX
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 5, 2025	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2025	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)