Form 10-K
period 2025-12-31
ASTEC INDUSTRIES INC
filed 2026-02-25
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $947.9 million based upon the closing sales price as reported on the Nasdaq National Market System.
As of February 20, 2026, there were 22,899,799 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTEC INDUSTRIES, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2025

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

In furtherance of our Vision and strategic pillars, we completed the acquisition of TerraSource Holdings, LLC (“TerraSource”), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications on July 1, 2025 and the acquisition of CWMF, LLC, a manufacturer of portable and stationary asphalt plant equipment and parts on January 1, 2026. A further discussion of these acquisitions is included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Strategic Transformation Program

Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP") system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our U.S. and Canadian locations and converted the operations of three manufacturing sites along with Corporate.

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

We evaluate performance and allocate resources to our operating segments based on Segment Operating Adjusted EBITDA. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered in the evaluation of ongoing operating performance. The Company's presentation of Segment Operating Adjusted EBITDA is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

Infrastructure Solutions Segment

Overview

The Infrastructure Solutions segment designs, engineers, manufactures and markets a complete line of asphalt plants, concrete plants and their related components and ancillary equipment, including industrial automation controls and telematics platforms, as well as asphalt road construction equipment, industrial thermal systems, land clearing, recycling and other heavy equipment. Infrastructure Solutions products are designed to enhance efficiency, safety and sustainability in the construction process. Infrastructure Solutions manufacturing operations are primarily located in the United States and Canada.

Products and Services

The primary products produced and services provided by the Infrastructure Solutions segment include:

Product Categories	Products
Asphalt	•Asphalt plants •Cold central plant recycle systems •Soil remediation plants	•Engineering and environmental permitting services •Major plant components
Concrete	•Concrete batch plants •Bagging plants •Paste back-fill plants	•Concrete mixers •Major plant components
Heating and Combustion	•Fuel and liquid asphalt storage tanks •Liquid asphalt terminals •Thermal fluid heaters	•Polymer plants •Heat recovery units •Industrial and asphalt burners and systems
Road Construction and Forestry	•Asphalt pavers •Material transfer vehicles •Milling machines	•Wood chippers and grinders •Blower trucks and trailers
Astec Digital	•Industrial automation controls •Telematics platforms

Asphalt - A typical asphalt mixing plant comprises various components, including heating and storage equipment for liquid asphalt, cold feed bins for aggregate blending, a counter-flow continuous dryer drum, an emissions control bag house, hot storage bins and a control house. Our patented water injection warm mix asphalt system stands out as a significant advancement over previous technologies. This system allows the preparation and placement of asphalt mix at lower temperatures, resulting in substantial emissions reduction during paving and load-out. Our multi-nozzle device eliminates the need for costly additives by creating microscopic bubbles through the mixing of water and asphalt cement.

Batch plants are designed for producing high-quality asphalt mixes in batches, which ensure precise control over mix components and allows for customization to meet specific project requirements. Drum mix plants focus on continuous production and are ideal for high-volume projects, offering both efficiency and flexibility in asphalt production. In addition to these core plant types, our product line includes recycling equipment that enables the reuse of reclaimed asphalt pavement ("RAP"). This capability promotes sustainability and cost-effectiveness by reducing the need for new raw materials and supporting environmentally responsible construction practices.

While our large asphalt plants excel in the North American market, we have designed single-load and single-chassis portable plants tailored for international markets. Our portable asphalt plants offer high production capacity, RAP mixing capabilities and compact, highly mobile designs. The BG-Series is a line of batch plants specifically designed for the global market. The plant features a containerized design which simplifies shipping and transportation. The BG-Series is offered in a variety of production rates to accommodate the smallest jobs to large projects. The BG-Series is capable of utilizing high percentages of RAP and offers the versatility of a batch plant. A number of these plants are operating in various countries around the world.

Concrete - Our product lineup includes stationary dry-batch concrete plants, which are designed to precisely measure and feed various ingredients into a ready-mix truck, allowing the mixing process to occur on the way to a job site. Stationary plants can be customized and engineered to fit within job site constraints, supporting a wide range of concrete production applications. Stationary central-mix concrete plants measure, feed and mix ingredients into liquid concrete form prior to loading into a ready-mix truck for delivery. We also offer portable dry and central-mix concrete plants that ship pre-wired and pre-plumbed. These plants are self-erecting, low-profile and easily transportable, providing our customers with true mobility with rapid setup and deployment. Additionally, our specialty plants are engineered for bagging, paste-back fill and block production.

Heating and Combustion - Our burner products are recognized for their versatility and adaptability, serving chemical plants, oil-and-gas refineries, offshore platforms, power generation facilities and many other industrial settings. This broad applicability ensures that our solutions can be tailored to the unique needs of each customer and project. Some of our asphalt burner platforms are specifically developed for retrofit applications, offering compatibility with most drum designs.

Our portfolio includes burners capable of utilizing alternative fuels such as renewable natural gas, hydrogen-blended natural gas and biomass, providing environmentally responsible options beyond traditional liquid fuels. This focus on sustainability aligns with evolving industry standards and regulatory requirements. By combining advanced technology with flexible fuel options, we deliver solutions that help customers achieve both operational excellence and environmental compliance.

Road Construction and Forestry - The F-Series pavers offer notable noise reduction, enhanced efficiency in both cooling and hydraulic systems and an articulating track frame. This frame improves operator comfort and further elevates the reputation of our pavers for delivering exceptionally smooth road surfaces. Our mobile, self-propelled material transfer vehicle, known as the shuttle buggy, enables continuous paving operations, which reduces both the time and number of haul trucks required. Additionally, it maintains consistent asphalt mix temperatures, resulting in a smooth and durable finished product.

Our horizontal wood grinders, disc and drum chippers, as well as blower trucks and trailers, are instrumental in diverting green waste from landfills. Horizontal grinders are utilized to process green waste into mulch, which aids in water retention, erosion control and compost production for soil amendments. By converting low-value material into sellable product, these grinders provide environmental and economic benefits to our customers. Drum chippers are designed to produce biomass wood chips from unmerchantable wood, which can be used for energy production, erosion control, playground surfacing or landscaping applications. Our blower trucks further support the aforementioned applications offering versatile solutions for a variety of environmental and construction needs.

Astec Digital - Astec Digital leverages our market leadership and installed equipment base to expand our presence in controls and automation. Our Signal platform aggregates operational data from this connected asset base, delivering insights that improve efficiency, uptime and profitability. This foundation of connected equipment positions us to develop advanced digital capabilities including digital twins and future innovations in robotics, machine learning and artificial intelligence.

Our plant automation systems deliver precise control over the entire production process. Intuitive graphic interfaces allow operators to monitor and adjust operations in real time, reducing training requirements and errors. Built on industrial-grade components, these systems are engineered for reliability and continuous uptime in demanding production environments. Integrated ticketing and quality control ensure accurate documentation and traceability.

Our Signal platform delivers real-time visibility into equipment and production performance. Plant managers access production metrics, performance data and operational alerts from any location through web-based dashboards. Signal's LiveSchematics feature provides real-time equipment views that enable remote diagnostics and support to maximize uptime. The platform stores complete production history including tickets, job records and performance trends for quality assurance and warranty documentation. Multi-site dashboards enable performance comparison and fleet management across locations.

Environmental Solutions - We offer various environmental solutions across many of the product categories above. Our mixing plants are equipped with fully automated components that utilize microprocessor-based and programmable logic control systems to achieve optimal efficiency throughout the production process. These plants are manufactured to meet or exceed federal and state clean air standards, ensuring compliance while supporting sustainability initiatives.

We offer a wide range of products featuring advanced control technology, including low-emission burners and a variety of emissions-control devices. These include dust collectors, charcoal fume scrubbers and blue smoke systems, all designed to reduce the environmental impact of industrial operations. The blue smoke control system is specifically engineered to capture and manage vapor emissions generated during asphalt production, further enhancing air quality and workplace safety. Our moisture control systems are designed to monitor and regulate moisture levels in materials, which helps ensure consistent product quality and efficient processing.

Our dust control systems are developed to minimize airborne dust during material handling and processing. By reducing particulate emissions, these systems contribute to a safer and healthier work environment for employees and help maintain compliance with occupational safety standards. Through the integration of these advanced technologies, our mixing plants and related products deliver both operational excellence and environmental stewardship.

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

Competition

This industry segment is highly competitive and fragmented and faces strong competition in product performance, product innovation, range of products offered, service and price. The Infrastructure Solutions segment's primary competitors include, without limitation, the following as well as a number of smaller manufacturers, both domestic and international:

Asphalt Drum Mixers LLC (part of Fayat Group)	Diamond Z	Morbark, LLC (part of Alamo Group)
Asphalt Equipment Company Inc. dba ALmix	Doppstadt	Stephens Manufacturing Company
Ammann Group	Dynapac (part of Fayat Group)	Tigercat Industries
Bandit Industries, Inc.	EDGE Innovate, LTD	The Vince Hagan Company
Benninghoven (part of Wirtgen Group, a John Deere Company)	ERIE Strayer Company	Vogele (part of Wirtgen Group, a John Deere Company)
Bomag (part of Fayat Group)	Gencor Industries, Inc	Weiler Inc.
Caterpillar Paving Products (part of Caterpillar, Inc.)	LeeBoy (part of Fayat Group)	Wirtgen Group (a John Deere Company)
CMI Roadbuilding Inc.

Backlog

The backlog for the Infrastructure Solutions segment as of December 31, 2025 and 2024 was approximately $294.2 million and $305.5 million, respectively.

Materials Solutions Segment

Overview

The Materials Solutions segment designs and manufactures heavy equipment used in aggregate and minerals processing operations in addition to servicing, rebuilding and supplying parts. These operations support civil construction, energy, mining, hydro, recycling, ports, forestry and bulk handling markets. Materials Solutions manufacturing operations are primarily located in the United States, Brazil, Canada, South Africa, India, China and the United Kingdom. Locations in Australia, Chile, Thailand and Sweden function to market, service and install equipment and provide parts in the regions in which they operate for many of the products produced by all of our manufacturing sites. In addition to manufacturing core Materials Solutions products and asphalt plants, Belo Horizonte, our Brazilian site of which we own approximately 93% as of December 31, 2025, markets all our products to the Brazilian market.

Products and Services

The primary products produced and services provided by the Materials Solutions segment include:

Product Categories	Products
Crushing	•Jaw crushers •Horizontal shaft impactors •Vertical shaft impactors	•Cone crushers •Heavy-duty, mining-application crushers
Screening	•Incline screens •Horizontal screens •High frequency screens	•Multi-frequency screens •Dewatering screens
Washing	•Washing plants •Classifying plants	•Fines recovery systems •Water clarification systems
Material Handling	•Radial and telescoping conveyors •Truck unloaders •Hopper feeders	•Pugmills •Ship loaders and unloaders •Bulk receptions feeders
Breaking	•Rock breaker systems •Hydraulic breakers	•Compactors •Pulverizers

Crushing - Our complete line of primary, secondary, tertiary and quaternary crushers are used to crush large, over-sized material in mining, quarrying, sand and gravel and asphalt/concrete recycling applications. Once the material is crushed to size, it is utilized in a variety of products from road base to golf course sand. We offer cone crushers with both roller-bearing and bushing style cones to fit any customer’s needs. Our industry-leading hydraulic-relief jaw crushers offer enhanced safety and easy maintenance. Our crushers are available as individual components, portable wheeled plants and mobile track plants.

Screening - Our screening offerings consist of both horizontal and inclined screens used to segregate and size material processed through one of our crushing applications. Our high frequency screens utilize a high-speed vibration directly induced into the screen media to improve screening efficiency and production rates. The screens' unique rotary tensioning system allows for quick media changes. Our screens are available in multiple sizes with up to four decks and in a variety of configurations including stationary, portable and mobile.

Washing - Our washing and classifying equipment is well-suited for a wide range of applications and production goals. Our expertly engineered components and plants help producers meet the most stringent material specifications and get the most out of their material, while significantly decreasing water usage. We offer solutions for any operation in portable and stationary configurations. In addition, our classifying systems are used to separate solids from liquids for further processing.

Material Handling - We design and manufacture a broad range of material and bulk handling products for all production goals. Our material handling products cover many applications and are designed for efficiency and high-capacity material transferring, moving and mixing. Our mobile bulk material handling solutions are designed to handle all free-flowing bulk materials, including but not limited to ores, coal, aggregates, fertilizers, grains, woodchips and pellets. Our conveying equipment is designed to move or store aggregate and other bulk materials in radial cone-shaped or windrow stockpiles. Additionally, high-capacity rail and barge loading/unloading material handling systems are an important part of our product lines.

Breaking - We have created our rock breaking equipment line for aggregate, mining, construction and demolition applications, including the demolition and recycling of buildings, bridges and roads. Our comprehensive range of rock breaker boom systems are designed to break oversized material at large gyratories, grizzlies and primary/secondary crushing application sites. These systems include boom-mounted configurations that may be operated remotely, automatic greasing packages, motor starter panels, joystick controls and easy plant integration.

In conjunction with the Materials Solutions products, we offer consulting and engineering services to provide complete "turnkey" processing systems, which often include electrical control centers and plant automation products that we produce.

Focus on Sustainability

We manufacture certain equipment with engines that meet the U. S. Environmental Protection Agency ("EPA") Tier 4 Final and the European Stage V emissions standards that are compatible with hydrotreated vegetable oil ("HVO") fuels, a direct drop-in alternative to conventional diesel fuel. While the energy content produced by HVO fuels is less than conventional diesel, HVO fuels offer reduced net carbon emissions with no need for upfront equipment modifications.

Marketing

The principal purchasers of materials processing equipment include distributors, highway and heavy equipment contractors, sand and gravel producers, demolition, recycling and crushing contractors, open mine operators, quarry operators, port and inland terminal authorities, power stations and both domestic and foreign governmental agencies.

Materials Solutions equipment and aftermarket sales and service programs are primarily marketed through an extensive network of dealers via dealer support sales employees, domestic and international independent distributors and our international distribution sites in each of our reportable segments.

Competition

The Materials Solutions segment is highly competitive and fragmented and faces strong competition in product performance, product innovation, range of products offered, service and price. The Materials Solutions segment's primary competitors include the following as well as smaller manufacturers, both domestic and international:

CDE Group	Masaba, Inc.	Terex Corporation
Conn-Weld Industries, LLC	McCloskey International (part of Metso Corporation)	Thor Manufacturing Ltd.
Deister Machine Company, Inc.	McLanahan Corporation	The Weir Group PLC
Epiroc	Metso Corporation	Wirtgen Group (a John Deere Company)
EDGE Innovate, LTD	Sandvik Group
FLSmidth & Co A/S	Superior Industries, Inc.

Backlog

As of December 31, 2025 and 2024, the backlog for the Materials Solutions segment was approximately $219.9 million and $114.1 million, respectively.

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

Parts and Services

We offer a wide-ranging portfolio of stocked OEM and aftermarket parts, specifically designed for Astec equipment as well as premium best-fit parts for competitive machines. In addition to a broad selection of parts, we offer precision-engineered components, including turned parts, to meet the highest standards of quality and performance. Beyond our comprehensive parts inventory, we provide a full range of service and technical support offerings including installation, maintenance and training to ensure the optimal performance of our equipment.

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

In addition, the global nature of our operations also subjects us to applicable laws and regulations in the various countries in which we and our customers, suppliers and other business partners operate. These international laws and regulations may be more complex and stringent than U.S. laws and regulations and may be also subject to increased change, resulting in increased compliance cost and risk of violation in the foreign jurisdictions in which we operate.

Compliance with these government regulations has not had a material effect on our capital expenditures, earnings or competitive position within the market to date.

Engineering and Product Development

We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts are key drivers of our success in the marketplace and dedicate substantial resources to engineering and product development activities. Our Advanced Technologies Group develops emerging technologies including cloud-based engineering simulation, extended reality for operator training and service support and analytics driven by artificial intelligence and machine learning. Through academic partnerships and applied research, we accelerate product development while reducing prototype costs and advancing sustainability initiatives across our product portfolio.

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

As of December 31, 2025 and 2024, we had a backlog for delivery of products at certain dates in the future of approximately $514.1 million and $419.6 million, respectively.

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

Patents and Trademarks

We seek to obtain patents to protect the novel features of our products and processes. Our subsidiaries hold 117 United States patents and 160 foreign patents. Our subsidiaries have 12 United States and 37 foreign patent applications pending.

We have 83 trademarks registered in the United States, including logos for Astec, Carlson Paving, Elgin, Gundlach Crushers, Heatec, Jeffrey Rader, KPI-JCI, Pennsylvania Crusher, Peterson Pacific, Power Flame, Roadtec and Telsmith, and the names ASTEC, CARLSON, ELGIN, GUNDLACH CRUSHERS, HEATEC, JCI, JEFFREY RADER, KOLBERG, PETERSON, PENNSYLVANIA CRUSHER, POWER FLAME, ROADTEC and TELSMITH, as well as a number of other product names. We also have 188 trademarks registered in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, Chile, China, Colombia, the European Union, France, Germany, India, Indonesia, Italy, Kazakhstan, Mexico, New Zealand, Paraguay, Peru, Russia, South Africa, South Korea, Spain, Taiwan, Thailand, the United Kingdom, Ukraine, Uruguay and Vietnam. We have seven United States and one foreign trademark registration applications pending.

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

Employee Profile

As of December 31, 2025, we employed 4,468 individuals, including 3,679 employees in the U.S. and Canada. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2025, the functional representation of our employees was as follows: 3,085 were engaged in manufacturing, 367 in engineering, including support staff, and 1,016 in selling, administrative and management functions.

Unions are certified as bargaining agents for approximately two percent of our U.S. direct employees. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 84 of our active U.S. employees are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC on behalf of its local affiliate Local Union No. 11-508-03, with an expiration date of December 12, 2028. Unions also represent approximately nine percent of our employees at our facilities outside the U.S. We consider our employee relations to be good.

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

Health and Safety

Astec views safety as a cornerstone of our operations, reflecting our dedication to protecting our employees, stakeholders and the communities we serve. Safety is a core value embedded throughout our organization. We foster a culture where safety permeates every level of our business, supported by standardized policies and comprehensive training programs designed to mitigate risk and ensure a safe work environment. In addition to developing corporate standardization, we continue to strategically address deficiencies at each facility and tactically implement safety improvements on a site-by-site basis.

We continue to invest in advanced safety technologies and regularly update our procedures to align with industry best practices and evolving regulatory standards. We have recently implemented a cross-audit program, allowing health and safety personnel to visit, audit and provide best practices to other manufacturing facilities. This collaborative approach, combined with transparent communication, routine audits and feedback integration from employees and regulatory agencies, enables us to maintain the highest standards of safety performance. Our commitment to safety extends beyond our facilities to encompass our entire supply chain, reinforcing a holistic approach to risk management that supports long-term sustainability and operational excellence.

We take a proactive stance in identifying an addressing potential hazards through leading indicators. Programs such as our Unsafe Work Observation Program, allow us to monitor, assess and abate risks before incidents occur. Timely resolution of safety issues is incentivized through our annual incentive program, which incorporates leading safety metrics to drive accountability and continuous improvement. We continue to utilize the leading indicators as one of the core metrics used to assess the success of our overall safety program.

Our goal is to reduce recordable injuries and lost time incidents year over year. To support this objective, we have strengthened our safety resources across all sites and within our corporate structure to improve our overall safety program. During the year ended December 31, 2025, four of our manufacturing facilities achieved zero recordable injuries. Our OSHA Recordable Incident Rate for our legacy sites decreased by 16% for the year ended December 31, 2025, to 1.40 compared to 1.66 for the year ended December 31, 2024. More frequent corporate safety audits, enhanced site-specific training, standardized policies and procedures and reinforced proactive injury prevention strategies have contributed to the decrease in our Recordable Incident Rate.

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

One of our core values - Respect - reflects the behavior we strive to include in every aspect of the way we conduct business. We recognize that our best performance occurs when our teams are diverse and inclusive. These efforts touch all levels of our organization including our Board of Directors.

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
•declining economy domestically or internationally;
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

Many of our customers depend on government funding of highway construction and maintenance and other infrastructure projects. Historically, much of the U.S. highway infrastructure market has been driven by government spending programs, and federal government funding of infrastructure projects has typically been accomplished through bills that establish funding over a multi-year period. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation's roadway system. In November 2021, the U.S. government enacted the Infrastructure Investment and Jobs Act ("IIJA"). The IIJA allocates $548 billion in government spending to new infrastructure over the five-year period concluding in 2026, with certain amounts specifically allocated to fund highway and bridge projects. If Congress does not reauthorize or fully fund the IIJA when it expires at the end of fiscal year 2026, demand for our products could decline.

Governmental funding that is committed or earmarked for federal highway projects is always subject to political decision making that may result in repeal or reduction. Congress could pass legislation in future sessions that would allow for the diversion of previously appropriated highway funds for other national purposes, or it could restrict funding of infrastructure projects unless states comply with certain federal policies. Furthermore, the 2024 U.S. presidential and congressional election results have altered and may continue to alter legislative priorities and have a material impact on government funding of infrastructure projects.

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

In recent years, global interest rates have remained elevated compared to historically low levels that previously enabled low financing costs for construction projects. Continued periods of higher interest rates, compared to historic low levels, could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products, make it more difficult for customers to cost-effectively secure financing to fund the purchase of new equipment or our customers' ability to repay obligations to us. Our customers’ inability to secure financing for projects on attractive terms could result in the delay, cancellation or downsizing of new purchases which could adversely affect our sales.

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

In 2025, international sales represented approximately 19.9% of our total sales as compared to 22.2% in 2024. We plan to increase our already significant sales and production efforts in international markets. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations and general economic and political conditions in the countries we do business, which are typically more volatile than the U.S. and more vulnerable to geopolitical conditions. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to anti-bribery, privacy regulations and anti-boycott provisions. We incur meaningful costs complying with these laws and regulations. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

Our ability to understand our customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand as we expand into additional international markets, could significantly affect our business results.

Our ability to match new product offerings to diverse global customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on our business.

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

Additionally, our international sales include exporting both components and completed products from the U.S. to customers in other countries. Policies and geopolitical events affecting exchange rates could adversely affect the demand for construction equipment in many areas of the world. Further, any strengthening of the U.S. dollar or any other currency of a country in which we manufacture our products and/or any weakening of local currencies can increase the cost of our products in international markets. Irrespective of any effect on the overall demand for construction equipment, the effect of these changes can make our products less competitive relative to local producing competitors or other non-U.S. competitors and, in extreme cases, can result in our products not being cost-effective for customers. As a result, our international sales and profit margins could decline.

Manufacturing and Operations Risks

Our profitability may be negatively affected by changes in the availability and price of certain parts, components and raw materials.

We require access to various parts, components and raw materials at competitive prices in order to manufacture our products. Changes in the availability and price of these parts, components and raw materials (including steel) have changed significantly and rapidly at times. The availability and price of such items are affected by factors like demand, changes to international trade policies that may result in additional tariffs, duties or other charges, freight costs, global pandemics, shipping and container constraints and labor shortages and costs, each of which can significantly increase the costs of production. Increased production costs could become particularly significant if the U.S. or foreign governments impose additional tariffs, including on steel. The U.S. recently imposed significant increases in tariffs on steel and aluminum imports, which may result in meaningfully higher steel costs and, as a result, increased production costs that we may not be able to pass onto our customers.

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

Our future growth may be impacted by our ability to keep pace with the adoption of generative artificial intelligence and other machine learning technologies to remain competitive.

Our industry is marked by rapid technological developments and innovations, such as the use of artificial intelligence and machine learning, to conform to evolving industry standards. We may be required to make significant investments in artificial intelligence to maintain our competitive position in the market. If we are unable to provide enhancements and new features and integrations for our existing products, develop new products that achieve market acceptance or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. Furthermore, the technical challenges associated with developing this technology may be significant, leading to risk of equipment failures, customer disruptions or vulnerabilities that could compromise the integrity, security or privacy of certain customer information. These failures could result in reputational damage, legal liabilities or loss in customer confidence.

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

As part of our growth strategy, we may pursue attractive acquisition opportunities if and when they become available. Failure to identify and acquire suitable acquisition candidates on appropriate terms could adversely impact our growth strategy. To be successful in our acquisitions, we conduct due diligence to identify valuation issues and potential loss contingencies and negotiate transaction terms. While we seek to mitigate risks and liabilities of such transactions through due diligence, among other things, there may be risks and liabilities that our due diligence efforts fail to discover, that are not accurately or completely disclosed to us or that we inadequately assess. In addition, we may not be able to fully integrate the operations of any future acquired businesses with our own operations in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations.

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

We may fail to realize all of the anticipated benefits of the acquisition of TerraSource or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the TerraSource business.

On July 1, 2025, we completed the acquisition of TerraSource for $252.6 million. The success of the acquisition will depend, in large part, on our ability to successfully combine and integrate the acquired business and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies from the acquisition.

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
•difficulties in achieving anticipated synergies, business opportunities and growth prospects;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•the impact of potential liabilities we may be inheriting from TerraSource;
•difficulty addressing possible differences in corporate culture and management philosophies;
•a potential deterioration of our credit ratings; and
•unforeseen or unexpected expenses or delays associated with the integration.

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

Financial Risks

Our existing and future levels of indebtedness could adversely affect our financial health, our ability to obtain financing in the future, our ability to react to changes in our business and our ability to fulfill our obligations under such indebtedness.

On July 1, 2025 and simultaneously with the consummation of the acquisition of TerraSource, we entered into a new credit agreement that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million, and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities").

As of December 31, 2025, we had outstanding principal indebtedness of $341.3 million and availability of $244.7 million under the 2025 Credit Facilities, subject to certain financial covenants. Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom have entered into their own independent loan agreements with the same lenders to our credit agreement as well as with other lending institutions. Our level of indebtedness could:

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

We are subject to income taxes in the United States and other foreign jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including changes in the geographic mix of our earnings among jurisdictions, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, fluctuations in foreign currency exchange rates, adverse resolution of audits and examinations of previously filed tax returns and changes in tax laws and regulations. Our results of operations could be adversely affected by, among other things, changes in the effective tax rates in the U.S. and foreign jurisdictions, a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing tax rates, adverse resolution of audits or examinations of previously filed tax returns and changes in tax laws or treaties.

Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could increase our effective tax rate and negatively impact our results of operations. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international provisions which are primarily effective for us beginning in 2025.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the Organization for Economic Co-Operation and Development's Base Erosion and Profit Shifting Pillar Two ("Pillar Two") rules, including the adoption of Pillar Two by several jurisdictions in which we operate. Additionally, we typically incur substantial research and development costs each year and have historically received significant research and development tax credits due to these expenditures. Congress could reduce or eliminate such tax credits in future years, which could have a material adverse effect on our operating results.

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

We have completed a number of acquisitions and expect to continue to complete selected acquisitions in the future as a component of our growth strategy. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded in the balance sheet of the acquiring company at their fair values as of the date of acquisition. As a result, any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business is recorded as goodwill. Definite-lived intangible assets are required to be amortized over their estimated useful lives, and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. If this occurs, we may be required under applicable accounting rules to write down the value of the assets or goodwill on our balance sheet to reflect the extent of any such impairment. Any such write-down of assets or goodwill would generally be recognized as a non-cash expense in our results of operations for the accounting period during which any such write down occurs.

Goodwill is subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that impairment may have occurred). Other intangible assets are subject to impairment assessments if conditions exist that indicate the carrying value may not be recoverable.

At October 1, 2025, we performed a qualitative assessment of goodwill impairment, and our testing indicated no impairment had occurred at any of our reporting units. A decrease in our market capitalization, profitability or negative or declining cash flows increases the risk of goodwill or other intangible asset impairments. Future impairment charges could have a material adverse impact on our results of operations and shareholders' equity.

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

Failure to retain our key personnel or attract additional key personnel may adversely impact our ability to implement our business plan and our results of operations could be materially and adversely affected.

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

We are subject to various risks related to conducting business domestically and internationally which encompass a wide range of government regulations including but not limited to: the U.S. Foreign Corrupt Practices Act, other anti-corruption laws, regulations administered by U.S. Customs and Border Protection, the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control and various non-U.S. government entities, including applicable import and export control regulations and customs requirements, imposition by the U.S. and foreign governments of additional taxes, tariffs, economic sanctions on countries, entities or persons, embargoes or other restrictions on trade, currency exchange regulations and transfer pricing regulations. We are also subject to potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or transact with and their diplomatic relations with the U.S. Accordingly, we are at risk to comply with complex international laws and regulations that may change unexpectedly and differ or conflict with laws in other countries in which we conduct business. While we maintain compliance programs to help ensure compliance with such regulations, there is no assurance that we will be effective in complying with all such regulations. Failure to comply with such regulations could subject us to criminal and civil penalties, disgorgement and other sanctions, remedial measures, legal expenses and reputational damage, all of which could have an adverse impact on our business, financial condition, results of operations and liquidity.

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

Failure by our supply base to use ethical business practices and comply with applicable laws and regulations may adversely affect our business, financial condition and operational results.

While we conduct due diligence on our suppliers and require their compliance with various policies and contractual covenants, we do not control our suppliers' business practices. Accordingly, we cannot guarantee that our due diligence efforts will reveal that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, labor, human rights, material sourcing and other laws. A lack of compliance could lead us to seek alternative suppliers which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. If our suppliers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices or other obligations, norms, identification and reporting requirements or ethical standards, our reputation and brand could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition and results of operations.

Environmental, Social and Governance risks could adversely affect our reputation and shareholder, employee, customer and third party relationships and may negatively affect our stock price.

As a public company, we face public and investor scrutiny related to Environmental, Social and Governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly or meet any commitments that we may set in a number of areas, such as diversity, equity and inclusion, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations. Some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have different views on where ESG focus should be placed, including differing views of regulations in various jurisdictions in which we operate.

We expect regulatory requirements related to ESG matters to continue to expand globally, particularly in the EU. Moreover, compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require us to make additional capital and operational expenditures that may have a material adverse effect on our earnings, liquidity, financial condition or competitive position. Additionally, uneven application of environmental, safety and other ESG regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability.

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

In addition, the data we collect, store and process are subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation and California Consumer Privacy Act, which may carry significant potential penalties for noncompliance.

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

The primary aspects of our cybersecurity program are managed by internal information technology resources. Our internal team is supported by external service providers and consultants as needed.

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

Governance

Our Audit Committee has primary responsibility for evaluating cybersecurity risk management, overseeing our major cybersecurity risk exposures and the steps management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk, as well as oversight of compliance related to legal and regulatory exposure.

The management positions responsible for assessing and managing cybersecurity risks include our Senior Director of IT Infrastructure and our Chief Information Officer ("CIO"), who reports directly to our Chief Financial Officer ("CFO"). Our CIO is responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy. Our CIO and our Senior Director of IT Infrastructure have over 10 and 20 years of cybersecurity oversight experience, respectively. Our CIO previously served as CIO for a New York Stock Exchange listed building materials company prior to joining the Company.

As part of our defined cybersecurity policies and cybersecurity incident response plan, management is regularly updated on the status of the execution of our cybersecurity strategy and daily operations of the program. This includes regular reporting and evaluation of all cybersecurity incidents, not only those that may be deemed material.

Our CIO, supported by our Senior Director of IT Infrastructure, provides reports to the Audit Committee, which, generally include:

•Our cybersecurity risk profile;
•Any changes to our cybersecurity strategy;
•Status of the execution of the cybersecurity strategy; and
•Summary of any material cybersecurity incidents that have occurred over the past quarter, including the nature, impact and resolution of incidents.

In the event of a material cybersecurity incident, communication to the Audit Committee is provided pursuant to our cybersecurity incident response plan.

ITEM 2. PROPERTIES

As of December 31, 2025, our manufacturing, warehouse and office facilities total approximately 4.0 million square feet of space globally. We believe all properties to be well maintained and adequate for present use, with sufficient capacities for current needs as our business is presently conducted. As we continue to optimize our global footprint, we may identify properties or expansion opportunities at existing locations that provide growth opportunity or determine that certain of our current properties no longer meet our requirements. Such new properties may be leased or purchased, and current properties may be modified, sold, leased or utilized in another manner.

Our corporate headquarters are in owned offices located in Chattanooga, Tennessee. Additional administrative offices are located inside and outside the United States.

The following table lists the principal locations that are owned or leased by us, as denoted, and which are utilized in our continuing business operations:

Location	Segment	Facility Type/Use	Approximate Square Feet
United States
Chattanooga, Tennessee (1)	Infrastructure Solutions	Manufacturing/rebuild, offices, training center, warehouse and storage	1,397,388
Yankton, South Dakota	Materials Solutions	Manufacturing, warehouse and offices	344,995
Eugene, Oregon	Materials Solutions	Manufacturing and offices	140,300
Portland, Oregon (1)	Materials Solutions	Manufacturing	138,200
Eugene, Oregon	Infrastructure Solutions	Manufacturing and offices	135,920
Blair, Nebraska (1)	Infrastructure Solutions	Manufacturing and offices	123,100
Burlington, Wisconsin	Infrastructure Solutions	Manufacturing and offices	112,100
Stafford, Texas (1)	Materials Solutions	Manufacturing	110,800
Prairie du Chien, Wisconsin	Infrastructure Solutions	Manufacturing	100,336
Belleville, Illinois	Materials Solutions	Manufacturing and offices	95,000
Parsons, Kansas	Infrastructure Solutions	Manufacturing and offices	91,600
Princeton, West Virginia	Materials Solutions	Manufacturing	84,041
Sterling, Illinois (1)	Materials Solutions	Manufacturing and offices	67,500
Duncan, South Carolina (1)	Materials Solutions	Manufacturing and offices	60,000
Raleigh, Illinois	Materials Solutions	Manufacturing	52,000

International
Johannesburg, Gauteng, South Africa	Materials Solutions	Manufacturing and offices	229,000
Omagh, County Tyrone, United Kingdom	Materials Solutions	Manufacturing and offices	205,000
Vespasiano, Minas Gerais, Brazil	Materials Solutions	Manufacturing and offices	132,400
Thornbury, Ontario, Canada	Materials Solutions	Manufacturing and offices	60,500
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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq National Market under the ticker symbol "ASTE". As of February 20, 2026, there were 223 holders of record of our common stock.

Dividend Policy

We paid quarterly dividends of $0.13 per common share to shareholders in all four quarters of both 2025 and 2024, totaling cash paid of $11.9 million for dividends in both years.

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

The graph assumes that the value of an investment in our common stock, in the Russell 2000 index and in the S&P 600 SmallCap Industrials index was $100 on December 31, 2020 and assumes reinvestment of all dividends as well as the relative performance of each through December 31, 2025.

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
Dollars
2020
2021
2022
2023
2024
2025
Astec Industries, Inc.
Russell 2000
S&P 600 SmallCap Industrials

	December 31,
(in dollars)	2020	2021	2022	2023	2024	2025
Astec Industries, Inc.	100.00	120.46	71.49	66.27	60.72	79.28
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.41
S&P 600 SmallCap Industrials	100.00	125.90	114.07	150.38	176.19	200.50

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act" and Part I, Item 1A. Risk Factors

for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. A similar discussion of 2023 items and year-to-year comparisons between 2024 and 2023 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Executive Summary

Highlights of our financial results as of and for the year ended December 31, 2025 as compared to the prior year include the following:

•Net sales were $1,410.4 million, an increase of 8.1%
•Gross profit was $374.2 million, an increase of 14.1%
•Income from operations was $65.9 million, an increase of 184.1%
•Net income attributable to Astec was $38.8 million, an increase of 802.3%
•Diluted income per share was $1.68, an increase of 784.2%
•Backlog was $514.1 million, an increase of 22.5%

Significant Items Impacting Financial Results in 2025

TerraSource Acquisition

On July 1, 2025, we completed our acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications. This acquisition provides us with access to adjacent markets in materials processing equipment and related aftermarket parts and significant growth and value creation opportunities.

New Credit Facility

On July 1, 2025 and simultaneously with the consummation of the acquisition of TerraSource, we entered into a new credit agreement (the "2025 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit Facilities").

Strategic Transformation Program

Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP") system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module in our U.S. and Canadian locations and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the year ended December 31, 2025, we have incurred total implementation costs of approximately $151 million.

See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset (Gains) Charges, net of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of the costs related to these strategic initiatives.

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

Significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix and, to a lesser extent, concrete as surface choices for roads and highways. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. While increasing oil prices may have a negative financial impact on many of our customers, our equipment can use a significant amount of reclaimed asphalt pavement, thereby partially mitigating the effect of increased oil prices on the final cost of asphalt for the customer. We continue to develop products and initiatives to reduce the amount of oil and related products required to produce asphalt. Price volatility continues to make it difficult to predict the costs of oil-based products used in road construction such as liquid asphalt and gasoline. Oil prices have routinely fluctuated in recent years, and based on the current macroeconomic environment, we anticipate that oil prices will experience moderate fluctuation throughout 2026.

Steel is a major component of our equipment. In reaction to import tariffs and market uncertainty, steel prices increased in the first half of 2025, before experiencing a gradual decline in the second half of the year, resulting in a relatively stable average price for the year overall. Despite rising prices at the end of 2025, we anticipate minimal price changes in 2026 as domestic mills manage output and maintain pricing advantages over imports. We continue to employ flexible strategies to ensure supply and minimize the impact of price volatility. Potential ongoing constraints in the supply of certain steel products may continue pressuring the availability of other components used in our manufacturing process. Furthermore, given the volatility of steel prices and the nature of our customers' orders, we may not be able to pass through all increases in steel costs to our customers, which may negatively impact our gross profit and margins.

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

Results of Operations: 2025 vs. 2024

Net Sales

Net sales increased $105.3 million, or 8.1%, to $1,410.4 million in 2025 from $1,305.1 million in 2024. The increase in net sales was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in (i) equipment sales of $44.6 million, (ii) parts and component sales of $44.5 million, (iii) service and equipment installation revenue of $12.8 million and (iv) freight revenue of $4.0 million. Included in these net increases is $84.7 million of incremental net sales from the acquired TerraSource business. Sales reported by our foreign subsidiaries in U.S. dollars for 2025 would have been $2.5 million lower had foreign exchange rates been the same as the 2024 rates.

Domestic sales for 2025 were $1,130.2 million, or 80.1% of net sales, compared to $1,015.4 million, or 77.8% of net sales, for 2024, an increase of $114.8 million, or 11.3%. Domestic sales increased primarily due to higher (i) equipment sales of $58.9 million, (ii) parts and component sales of $42.1 million, (iii) service and equipment installation revenue of $11.2 million and (iv) freight revenue of $3.4 million. Included in the net increase is $58.4 million of incremental domestic revenue from the acquired TerraSource business.

International sales for 2025 were $280.2 million, or 19.9% of net sales, compared to $289.7 million, or 22.2% of net sales, for 2024, a decrease of $9.5 million, or 3.3%. International sales decreased primarily due to lower equipment sales of $14.3 million partially offset by higher parts and component sales of $2.4 million. Included in the net decrease is $26.3 million of incremental international revenue from the acquired TerraSource business.

Gross Profit

Consolidated gross profit for 2025 was $374.2 million, or 26.5% of net sales, as compared to $327.9 million, or 25.1% of net sales, in 2024, an increase of $46.3 million, or 14.1%. The increase in gross profit was primarily driven by the impact of favorable pricing coupled with net favorable volume and mix of $81.6 million. These increases were partially offset by (i) manufacturing inefficiencies of $17.8 million, (ii) amortization of acquisition-related inventory fair value step-up of $7.4 million, (iii) higher warranty program costs of $5.5 million and (iv) net unfavorable inventory adjustments of $4.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2025 were $308.7 million, or 21.9% of net sales, compared to $276.1 million, or 21.2% of net sales, for 2024, an increase of $32.6 million, or 11.8%, primarily due to (i) increased personnel-related costs of $24.5 million, partially driven by $6.0 million of employee incentive compensation costs, (ii) increased intangible asset amortization expense of $9.3 million, (iii) increased acquisition and integration costs of $8.7 million primarily attributable to the acquisition of TerraSource and (iv) the $1.9 million benefit derived from the 37 BP litigation loss contingency release offset by the final settlement amount recorded during 2024. These increases were partially offset by lower costs related to our strategic transformation program of $13.2 million and decreased professional service costs of $2.9 million.

Goodwill Impairment

We performed a qualitative assessment for the annual test of goodwill impairment performed in 2025 and concluded that there was no impairment of goodwill. During the prior year, we determined that the carrying value of the Materials Solutions reporting unit exceeded its fair value as of June 30, 2024. As a result, we recognized a pretax non-cash goodwill impairment charge of $20.2 million in "Goodwill impairment" in the Consolidated Statements of Operations to fully impair the goodwill allocated to the Materials Solutions reporting unit during the second quarter of 2024. No net goodwill related to Materials Solutions is reflected in the Consolidated Balance Sheet as of December 31, 2024. See Note 7, Goodwill of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the pretax non-cash goodwill impairment charge.

Restructuring, Impairment and Other Asset (Gains) Charges, net

Restructuring, impairment and other asset (gains) charges, net for the years ended December 31, 2025 and 2024 are presented below:

	Years Ended December 31,
(in millions)	2025	2024
Restructuring (gains) charges, net:
(Gains) charges associated with exited operations – Enid	$(0.2)	$8.6
Workforce reductions	—	0.9
Total restructuring related (gains) charges, net	(0.2)	9.5

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(1.1)
Total gain on sale of property and equipment, net	(0.2)	(1.1)

Restructuring, impairment and other asset (gains) charges, net	$(0.4)	$8.4

See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset (Gains) Charges, net, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the individual restructuring actions taken.

Interest Expense

Interest expense of $18.5 million was incurred for the year ended December 31, 2025 as compared to $10.7 million for the year ended December 31, 2024, an increase of $7.8 million, primarily related to higher average outstanding borrowings coupled with higher interest rates on the 2025 Credit Facilities as compared to the Company's previous credit facilities (the "2022 Credit Facilities"), which were replaced by the 2025 Credit Facilities.

Income Tax Provision

Income tax expense for the year ended December 31, 2025 was $14.3 million, reflecting a 26.9% effective tax rate, compared to $9.8 million for the year ended December 31, 2024, reflecting a 70.5% effective tax rate. Our effective tax rates are affected by recurring items which are generally consistent from period to period, as well as discrete items that may occur but are not consistent from period to period.

The items having the most significant impact on the effective tax rate for 2025 are the effects of state and foreign items, partially offset by a net benefit of $3.7 million for research and development tax credits. The item having the most significant impact on the effective tax rate for 2024 is a net benefit of $3.3 million for research and development tax credits. Future utilization of our NOLs and state tax credit carryforwards is evaluated on a periodic basis, and the valuation allowance is adjusted accordingly. There is no guarantee that we will not incur additional valuation allowances to our NOLs.

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

	Years Ended December 31,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$294.2	$305.5	$(11.3)	(3.7)%
Materials Solutions	219.9	114.1	105.8	92.7%

Domestic Backlog	437.2	337.9	99.3	29.4%
International Backlog	76.9	81.7	(4.8)	(5.9)%

The backlog of orders as of December 31, 2025 was $514.1 million compared to $419.6 million as of December 31, 2024, an increase of $94.5 million, or 22.5%.

Backlog includes an incremental $53.2 million from the acquired TerraSource business in the Materials Solutions segment. Our shorter production lead times and parts fill rates have allowed for customers to place orders closer to the desired delivery date. Additionally, we have experienced variability in the ordering patterns from our customers as a result of macroeconomic factors.

Net Sales by Segment

	Years Ended December 31,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$857.4	$837.4	$20.0	2.4%
Materials Solutions	553.0	467.7	85.3	18.2%

Infrastructure Solutions

Sales in this segment were $857.4 million for 2025 compared to $837.4 million for 2024, an increase of $20.0 million, or 2.4%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in (i) parts and component sales of $6.7 million, (ii) equipment sales of $6.3 million, (iii) service and equipment installation revenue of $4.7 million and (iv) freight revenue of $3.2 million.

Domestic sales for the Infrastructure Solutions segment increased $17.4 million, or 2.2%, for 2025 compared to 2024 primarily due to higher (i) parts and component sales of $10.7 million, (ii) service and equipment installation revenue of $4.8 million and (iii) freight revenue of $3.0 million.

International sales for the Infrastructure Solutions segment increased $2.6 million, or 4.8%, for 2025 compared to 2024 primarily due to increased equipment sales of $6.5 million partially offset by decreased parts and component sales of $4.0 million.

Materials Solutions

Sales in this segment were $553.0 million for 2025 compared to $467.7 million for 2024, an increase of $85.3 million, or 18.2%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in (i) equipment sales of $38.3 million, (ii) parts and component sales of $37.8 million and (iii) service and equipment installation revenue of $8.1 million.

Domestic sales for the Materials Solutions segment increased $97.4 million, or 41.9%, for 2025 compared to 2024 primarily due higher (i) equipment sales of $59.1 million, (ii) parts and component sale of $31.4 million and (iii) service and installation revenue of $6.4 million.

International sales for the Materials Solutions segment decreased $12.1 million, or 5.1%, for 2025 compared to 2024 primarily due to lower equipment sales of $20.8 million partially offset by higher parts and component sales of $6.4 million.

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

	Years Ended December 31,
(in millions, except percentage data)	2025	2024	$ Change	% Change
Infrastructure Solutions	$134.3	$121.5	$12.8	10.5%
Materials Solutions	55.6	37.2	18.4	49.5%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $134.3 million for 2025 compared to $121.5 million for 2024, an increase of $12.8 million, or 10.5%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of favorable pricing coupled with net favorable volume and mix that generated $35.5 million higher gross profit. These increases in Segment Operating Adjusted EBITDA were partially offset by (i) increases in personnel-related costs of $10.5 million, (ii) higher quality-related costs of $5.9 million, (iii) net unfavorable inventory adjustments of $4.9 million and (iv) manufacturing inefficiencies of $4.5 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $55.6 million for 2025 compared to $37.2 million for 2024, an increase of $18.4 million, or 49.5%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of net favorable volume and mix coupled with favorable pricing that generated $46.1 million higher gross profit. These increases in Segment Operating Adjusted EBITDA were partially offset by higher personnel related costs of $13.9 million and manufacturing inefficiencies of $12.6 million.

Corporate and Other Operations

Corporate and Other operations had net expenses of $49.2 million for 2025 compared to $46.9 million for 2024, an increase of $2.3 million or 4.9%. The increase in expenses was primarily driven by higher annual incentive compensation costs of $3.1 million within general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our credit facilities and cash flows from operations. As of December 31, 2025, our total liquidity was $314.7 million, consisting of $70.0 million of cash and cash equivalents available for operating purposes and $244.7 million available for additional borrowings under our revolving credit facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $38.8 million of cash and cash equivalents available for operating purposes which is considered to be indefinitely invested in those jurisdictions.

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

On July 1, 2025, we entered into the 2025 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time that provides for the 2025 Credit Facilities. The 2025 Credit Agreement replaced the 2022 Credit Facilities.

We had outstanding principal indebtedness on the term loan facility of $341.3 million and no outstanding borrowings under the revolving credit facility as of December 31, 2025. Our outstanding letters of credit totaling $5.3 million decreased borrowing availability to $244.7 million under the revolving credit facility as of December 31, 2025. The 2025 Credit Agreement contains certain financial covenants, including requirements related to our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the agreement. Failure to satisfy these covenants could result in the accelerated repayment of our indebtedness. We were in compliance with all covenants of the Credit Facilities as of December 31, 2025. Due to the increased borrowings under our 2025 Credit Facilities, we expect our interest expense to remain at elevated levels.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of December 31, 2025, open purchase obligations totaled $119.4 million, of which $115.0 million are expected to be fulfilled within one year.

We estimate that our capital expenditures will be between $40.0 million and $50.0 million for the year ending December 31, 2026, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$61.4	$23.0
Net cash used in investing activities	(287.8)	(18.0)
Net cash provided by financing activities	206.1	24.4
Effect of exchange rates on cash	1.5	(1.8)
(Decrease) increase in cash, cash equivalents and restricted cash	(18.8)	27.6
Cash, cash equivalents and restricted cash, end of period	$72.0	$90.8

Net cash provided by operating activities

Net cash provided by operating activities increased to $61.4 million during 2025 as compared to $23.0 million during 2024. This increase is primarily due to increased cash inflows from net income adjusted by non-cash items of $49.5 million partially offset by higher net cash usages for our operating assets and liabilities of $11.1 million. The increased net cash usage for our operating assets and liabilities was mainly driven by fluctuations in (i) customer deposits of $20.3 million, (ii) inventories of $15.6 million and (iii) prepaid and refundable income taxes of $14.6 million. The increased net cash usage for our operating assets and liabilities was partially offset by the timing impacts of payments of trade accounts payables of $33.8 million and lower employee-related payments of $15.1 million.

Net cash used in investing activities

Net cash used in investing activities was $287.8 million during the year ended December 31, 2025 as compared to $18.0 million during the year ended December 31, 2024, primarily due to the TerraSource acquisition partially offset by decreased capital expenditures of $20.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $206.1 million during the year ended December 31, 2025 as compared to $24.4 million during the year ended December 31, 2024, primarily due to higher net debt borrowings in 2025 as compared to 2024.

Financial Condition

Our total current assets increased to $816.6 million as of December 31, 2025 from $722.8 million as of December 31, 2024, an increase of $93.8 million, or 13.0%, due primarily to increases in (i) trade and other receivables of $51.5 million, (ii) inventories of $43.3 million, (iii) prepaid expenses and other assets of $13.0 million and (iv) prepaid and refundable income taxes of $5.7 million. These increases were partially offset by a decrease in cash, cash equivalents and restricted cash of $18.8 million. Accounts receivable days outstanding increased from 40.3 in 2024 to 47.8 in 2025.

Our total current liabilities increased to $328.0 million as of December 31, 2025 from $271.7 million as of December 31, 2024, an increase of $56.3 million, or 20.7%, due primarily to increases in (i) current maturities of long-term debt of $16.2 million associated with our term facility, (ii) accounts payables of $14.3 million, (iii) accrued employee-related liabilities of $13.0 million and (iv) customer deposits of $6.4 million.

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

Inventory Valuation - Inventories are valued at the lower of first-in, first-out cost or net realizable value. The most significant component of our inventories is steel. Open market prices are subject to volatility and determine our cost of steel. During periods when open market prices decline, we may need to reduce the carrying value of the inventory. In addition, certain items in inventory become obsolete over time, and we reduce the carrying value of these items to their net realizable value. These reductions are determined based on estimates, assumptions and judgments made from the information available at that time. We do not believe it is reasonably likely that the inventory values will materially change in the near future due to changes in these estimates.

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

Business Combinations - We account for business combinations using the acquisition method, which requires assets acquired and liabilities assumed to be recorded at their respective fair values at the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, asset lives and market multiples, among other items. Changes in these assumptions could have a significant impact on the determination of the fair values of intangible assets acquired. We use third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. As we use preliminary information in our initial fair value estimates, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill during the measurement period, which is up to one year from the acquisition date.

Goodwill and Other Intangible Assets Impairment - Goodwill is tested for impairment annually on October 1, or more frequently, if events or circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is allocated to, and evaluated for impairment at, three identified reporting units.

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

We performed a qualitative analysis as of October 1, 2025 on our reporting units whereby no indicators of impairment existed. As of December 31, 2025 and 2024 the net carrying amount of goodwill was $111.8 million and $25.0 million, respectively. No goodwill impairment charges were recognized in 2025 or 2023. A goodwill impairment charge of $20.2 million was recognized in 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

Interest Rate Risk

We are exposed to changes in interest rates, primarily from our 2025 Credit Facilities and our international credit facilities. Our 2025 Credit Facilities include a term loan with outstanding indebtedness of $341.3 million as of December 31, 2025, which bears interest based on market rates plus an applicable margin as defined in the 2025 Credit Agreement. Based on the outstanding balance, a hypothetical 100 basis point increase in the interest rates would have a $3.5 million impact on our annualized interest expense. We had outstanding borrowings on our 2022 Credit Facilities of $105.0 million as of December 31, 2024, a hypothetical 100 basis point increase in the interest rates would have had a $1.1 million impact on our annualized interest expense in 2024. We currently do not hedge variable interest.

Foreign Exchange Risk

We are subject to foreign exchange risk at our foreign subsidiaries that have operations denominated in currencies other than the U.S. dollar. These foreign operations represent 26.4% and 26.9% of total assets as of December 31, 2025 and 2024, respectively, and 12.5% and 13.5% of total net sales for the years ended December 31, 2025 and 2024, respectively. Each period, the balance sheets and related results of operations of our subsidiaries that are denominated in non-U.S. dollar currencies are translated from their functional foreign currency into U.S. dollars for reporting purposes. As the U.S. dollar strengthens against those foreign currencies, the foreign denominated net assets and operating results become less valuable in our reporting currency. When the U.S. dollar weakens against those currencies, the foreign denominated net assets and operating results become more valuable in our reporting currency. At each reporting date, the fluctuation in the value of the net assets and operating results due to foreign exchange rate changes is recorded as an adjustment to "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We view our investments in foreign subsidiaries as long-term and do not hedge the net investments in foreign subsidiaries.

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

A 10% fluctuation in foreign exchange rates throughout 2025 would have resulted in an impact of $17.7 million and $1.1 million to "Net sales" and "Net income attributable to controlling interest", respectively, in our Consolidated Statements of Operations for the year ended December 31, 2025.

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

The most significant component of our inventory is steel. We anticipate minimal changes in steel prices during 2026 as domestic mills manage output and maintain pricing advantages over imports. Significant increases in the market price of steel can negatively impact our gross profit as we are often unable to pass along all of these price increases to our customers. A significant decline in the market price of steel could result in a decline in the market value of our equipment or parts. We utilize strategies that include forward-looking contracts and advanced steel purchases to ensure supply and minimize the impact of price volatility.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Astec Industries, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management's Report of Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TerraSource, which was acquired on July 1, 2025, and whose financial statements constitute 23.8% of the Company's consolidated total assets, 6.0% of the Company's consolidated revenues, and (7.0)% of the Company's consolidated net income from continuing operations as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at TerraSource.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 25, 2026
We have served as the Company's auditor since 2023.

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$72.0	$90.8
Investments	2.1	3.0
Trade receivables, contract assets and other receivables, net	218.7	167.2
Inventories	466.0	422.7
Prepaid and refundable income taxes	15.0	9.3
Prepaid expenses and other assets	42.8	29.8
Total current assets	816.6	722.8
Property and equipment, net	222.3	181.9
Investments	21.1	18.9
Goodwill	111.8	25.0
Intangible assets, net	124.5	11.2
Deferred income tax assets	25.3	45.8
Other long-term assets	45.6	38.0
Total assets	$1,367.2	$1,043.6
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16.2	$—
Short-term debt	12.1	13.3
Accounts payable	93.5	79.2
Customer deposits	83.7	77.3
Accrued product warranty	19.3	16.1
Accrued employee related liabilities	51.2	38.2
Other current liabilities	52.0	47.6
Total current liabilities	328.0	271.7
Long-term debt	319.6	105.0
Deferred income tax liabilities	6.7	2.4
Other long-term liabilities	31.3	26.9
Total liabilities	685.6	406.0
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,877,530 in 2025 and 22,803,976 in 2024	4.6	4.6
Additional paid-in capital	149.6	142.9
Accumulated other comprehensive loss	(40.6)	(51.1)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.3)
Retained earnings	568.3	541.7
Shareholders' equity	681.7	637.8
Noncontrolling interest	(0.1)	(0.2)
Total equity	681.6	637.6
Total liabilities and equity	$1,367.2	$1,043.6

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$1,410.4	$1,305.1	$1,338.2
Cost of sales	1,036.2	977.2	1,007.4
Gross profit	374.2	327.9	330.8
Selling, general and administrative expenses	308.7	276.1	276.4
Goodwill impairment	—	20.2	—
Restructuring, impairment and other asset (gains) charges, net	(0.4)	8.4	5.8
Income from operations	65.9	23.2	48.6
Other expenses, net:
Interest expense	(18.5)	(10.7)	(8.9)
Interest income	3.3	2.0	2.1
Other income (expenses), net	2.4	(0.6)	1.0
Income before income taxes	53.1	13.9	42.8
Income tax provision	14.3	9.8	9.1
Net income	38.8	4.1	33.7
Net loss (income) attributable to noncontrolling interest	—	0.2	(0.2)
Net income attributable to controlling interest	$38.8	$4.3	$33.5
Per share data:
Earnings per common share - Basic	$1.70	$0.19	$1.47
Earnings per common share - Diluted	$1.68	$0.19	$1.47
Weighted average shares outstanding - Basic	22,873,536	22,799,071	22,719,900
Weighted average shares outstanding - Diluted	23,100,506	22,853,451	22,781,369

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$38.8	$4.1	$33.7
Other comprehensive income (loss):
Foreign currency translation adjustments	10.6	(13.3)	2.1
Other comprehensive income (loss)	10.6	(13.3)	2.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.5	(0.3)
Comprehensive income (loss) attributable to controlling interest	$49.3	$(8.7)	$35.5

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$38.8	$4.1	$33.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	26.8	25.6
Amortization of acquisition-related inventory fair value step-up	7.4	—	—
Provision for credit losses	2.1	0.6	1.6
Provision for warranties	23.9	18.6	17.6
Deferred compensation expense (benefit)	0.1	(0.1)	(0.1)
Share-based compensation	7.1	5.0	4.1
Deferred tax provision (benefit)	0.4	(6.8)	(6.4)
Gain on sale of property and equipment, net	(0.2)	(1.1)	(3.1)
Goodwill impairment	—	20.2	—
Other impairment charges	—	—	1.2
Amortization of debt issuance costs	1.2	0.3	0.3
Distributions to deferred compensation programs' participants	(1.1)	(1.1)	(1.8)
Change in operating assets and liabilities, excluding the effects of acquisitions:
Purchase of trading securities, net	(0.2)	(1.5)	(0.3)
Receivables and other contract assets	(28.4)	(20.6)	20.5
Inventories	11.8	27.4	(63.0)
Prepaid expenses	(2.2)	(3.5)	2.2
Other assets	(0.5)	(0.9)	(12.8)
Accounts payable	(2.1)	(35.9)	7.7
Accrued employee related liabilities	9.7	(5.4)	8.7
Other accrued liabilities	(4.7)	(2.9)	0.6
Accrued product warranty	(21.8)	(18.9)	(13.1)
Customer deposits	(12.7)	7.6	1.0
Income taxes payable/prepaid	(3.5)	11.1	3.6
Net cash provided by operating activities	61.4	23.0	27.8
Cash flows from investing activities:
Acquisitions, net of cash acquired	(248.7)	—	—
Expenditures for property and equipment	(40.7)	(20.5)	(34.1)
Proceeds from sale of property and equipment	0.8	2.3	20.3
Proceeds from insurance	0.7	0.4	—
Purchase of investments	(0.9)	(1.1)	(1.0)
Sale of investments	1.0	0.9	1.9
Net cash used in investing activities	(287.8)	(18.0)	(12.9)

(Continued)

ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Payment of dividends	(11.9)	(11.9)	(11.8)
Proceeds from borrowings on credit facilities and bank loans	459.1	215.6	240.6
Repayments of borrowings on credit facilities and bank loans	(230.1)	(179.2)	(245.8)
Payment of debt issuance costs	(10.4)	—	—
Sale of Company stock by deferred compensation programs, net	0.1	0.4	0.3
Withholding tax paid upon vesting of share-based compensation awards	(0.7)	(0.5)	(1.6)
Net cash provided by (used in) financing activities	206.1	24.4	(18.3)
Effect of exchange rates on cash	1.5	(1.8)	0.6
(Decrease) increase in cash and cash equivalents and restricted cash	(18.8)	27.6	(2.8)
Cash, cash equivalents and restricted cash, beginning of period	90.8	63.2	66.0
Cash, cash equivalents and restricted cash, end of period	$72.0	$90.8	$63.2

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$16.1	$8.5	$7.0
Income taxes paid, net	$19.7	$8.2	$13.8

Supplemental disclosures of non-cash items
Non-cash investing activities:
Capital expenditures in accounts payable	$0.5	$1.0	$1.5

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$5.0	$2.4	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP, at Cost	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	22,624,031	$4.5	$135.8	$(40.1)	$(1.1)	$527.8	$—	$626.9
Net income	—	—	—	—	—	33.5	0.2	33.7
Other comprehensive income	—	—	—	2.0	—	—	0.1	2.1
Dividends ($0.52 per share)	—	—	0.1	—	—	(11.9)	—	(11.8)
Share-based compensation	—	—	4.1	—	—	—	—	4.1
Issuance of common stock under incentive plan	116,604	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.6)	—	—	—	—	(1.6)
Deferred compensation programs' transactions, net	—	—	—	—	0.3	—	—	0.3
Balance, December 31, 2023	22,740,635	$4.5	$138.4	$(38.1)	$(0.8)	$549.4	$0.3	$653.7
Net income (loss)	—	—	—	—	—	4.3	(0.2)	4.1
Other comprehensive loss	—	—	—	(13.0)	—	—	(0.3)	(13.3)
Dividends ($0.52 per share)	—	—	0.1	—	—	(12.0)	—	(11.9)
Share-based compensation	—	—	5.0	—	—	—	—	5.0
Issuance of common stock under incentive plan	63,341	0.1	—	—	—	—	—	0.1
Withholding tax paid upon equity award vesting	—	—	(0.5)	—	—	—	—	(0.5)
Deferred compensation programs' transactions, net	—	—	(0.1)	—	0.5	—	—	0.4
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	38.8	—	38.8
Other comprehensive income	—	—	—	10.5	—	—	0.1	10.6
Dividends ($0.52 per share)	—	—	0.3	—	—	(12.2)	—	(11.9)
Share-based compensation	—	—	7.1	—	—	—	—	7.1
Issuance of common stock under incentive plan	73,554	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, December 31, 2025	22,877,530	$4.6	$149.6	$(40.6)	$(0.2)	$568.3	$(0.1)	$681.6

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include excess and obsolete inventory, inventory net realizable value, product warranty obligations, capitalized implementation costs, fair value of assets acquired and liabilities assumed in a business combination, goodwill and other intangible assets impairment and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.

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

The Company had cash of $2.0 million and $2.5 million as of December 31, 2025 and 2024, respectively, that is restricted as to withdrawal or use primarily related to retention guarantees mainly held by its foreign subsidiaries, which is included in "Cash, cash equivalents and restricted cash" in the Consolidated Balance Sheets.

Investments - Investments consist primarily of investment-grade marketable securities. All investments held as of December 31, 2025 are classified as trading securities and are carried at fair value, with unrealized holding gains and losses included in "Other income (expenses), net" in the Consolidated Statements of Operations. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade-date basis. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

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

The Company held notes and other receivables, net totaling $4.5 million and $3.3 million as of December 31, 2025 and 2024, respectively in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets.

Allowance for Credit Losses - The Company measures its credit losses on receivables using an expected loss model. The Company currently monitors credit levels and financial conditions of customers on a continuing basis, considering historical trends for uncollectible accounts, current economic conditions and specific customer recent payment history and financial stability. An allowance for credit losses is maintained in "Trade receivables, contract assets and other receivables, net" in the Consolidated Balance Sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on a rolling twelve-month "look-back" and specific reserves. The Company applies the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets. The corresponding provision for credit losses is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

The following table represents a rollforward of the allowance for credit losses related to trade receivables for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Allowance balance, beginning of year	$2.3	$3.3	$2.3
Provision	2.1	0.9	1.6
Write offs	(0.7)	(1.8)	(0.6)
Recoveries and other	—	(0.1)	—
Allowance balance, end of year	$3.7	$2.3	$3.3

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

Leases - The Company leases certain real estate, material handling equipment, automobiles and other equipment. The Company determines if a contract is a lease (or contains an embedded lease) at the inception of the agreement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments and a right-of-use ("ROU") asset equal to the lease liability, subject to certain adjustments, such as prepaid rent. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of December 31, 2025 and 2024, the Company did not have any finance leases.

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

The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. An impairment charge is recorded when the carrying value of the definite-lived intangible asset is not recoverable by the future undiscounted cash flows expected to be generated from the use of the asset, which are evaluated at the asset group level.

Intangible assets with definite lives are amortized on a straight-line basis over the following estimated useful lives:

Years
Dealer network and customer relationships	8 - 18
Trade names	3 - 10
Other	3 - 12

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

The financial statements of the captive are included in the consolidated financial statements of the Company. The short-term and long-term reserves for claims and potential claims related to general liability and workers' compensation under the captive are included in "Other current liabilities" or "Other long-term liabilities" in the Consolidated Balance Sheets depending on the expected timing of future payments. The undiscounted reserves are actuarially determined to cover the ultimate cost of each claim based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the future. However, the Company does not believe it is reasonably likely that the reserve level will materially change in the foreseeable future.

The Company is self-insured for health and prescription claims under its Group Health Insurance Plan for all of the Company's domestic employees. The Company carries reinsurance coverage to limit its exposure for individual health claims above certain limits. Third parties administer health claims and prescription medication claims. The Company maintains a reserve for the self-insured health plan which is included in "Other current liabilities" in the Company's Consolidated Balance Sheets. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims and payment experience. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience or payment patterns could cause the reserve to change, but the Company does not believe it is reasonably likely that the reserve level will materially change in the near future.

Employees of the Company's foreign subsidiaries are insured under separate health plans. No reserves are necessary for these fully-insured health plans.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments of $40.6 million and $51.1 million as of December 31, 2025 and 2024, respectively.

Revenue Recognition - Revenue is generally recognized when the Company satisfies a performance obligation by transferring control of goods or providing services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price with specific delivery terms. A significant portion of the Company's equipment sales represents equipment produced in the Company's manufacturing facilities under short-term contracts for a customer's project or equipment designed to meet a customer’s requirements. Most of the equipment sold by the Company is based on standard configurations, some of which are modified to meet customer's needs or specifications. The Company provides customers with technical design and performance specifications and typically performs pre-shipment testing, when feasible, to ensure the equipment performs according to the customer's need, regardless of whether the Company provides installation services in addition to selling the equipment. Significant down payments are required on many equipment orders with other terms allowing for payment shortly after shipment, typically 30 days. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use, value-added and some excise taxes, are excluded from revenue. The Company offers extended warranties for sale on certain equipment sold to its customers. Costs of obtaining sales contracts with an expected duration of one year or less are expensed as incurred. Revenue adjustments for a potential significant financing component or the costs to obtain the contract are not made for contracts that are paid within one year from the date of the contract fulfillment.

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

The Company had orders totaling approximately $29.5 million, $24.5 million and $16.0 million in 2025, 2024 and 2023, respectively, on which revenue was recorded over time based upon the ratio of costs incurred to estimated total costs.

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

Advertising Expense - The cost of advertising is expensed as incurred. The Company incurred $2.3 million, $2.1 million and $1.8 million in advertising costs during 2025, 2024 and 2023, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Research and Development - Research and development costs primarily include employee compensation and prototype materials costs related to the development of new products and significant improvements to existing product lines. These costs are expensed as incurred. The Company incurred $26.9 million, $23.8 million and $22.0 million in research and development costs during 2025, 2024 and 2023, respectively, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

Restructuring - The Company continually reviews its organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, significant restructuring actions may be implemented. These actions can include personnel terminations, reorganization efforts to simplify and consolidate the Company's operations or the divestiture of underperforming manufacturing sites or product lines. Employee severance and related termination benefits are primarily based on the Company's employment policies and substantive severance plans. The Company records liabilities related to severance programs when the actions are probable and the amounts are reasonably estimable, which typically is when a restructuring plan has been approved. Additional liabilities may be recorded if a restructuring plan is extended or additional benefits are provided. In the event that affected employees are required to render additional service in order to receive severance benefits at their termination dates, severance costs are measured at the date that benefits are communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Any incremental or recovery of expense related to stock compensation programs are recognized at the end of the employees' service periods. Restructuring costs include any ongoing costs related to exited businesses as such costs are incurred. Contract termination costs, if applicable, are recorded when contracts are terminated. See Note 21, Strategic Transformation and Restructuring, Impairment and Other Asset (Gains) Charges, net for additional discussion of the most recent restructuring actions taken.

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency risk. The fair value of the derivative financial instrument is recorded in the Consolidated Balance Sheets and is adjusted to fair value at each measurement date. The changes in fair value are recognized in the Consolidated Statements of Operations in the current period. The Company does not engage in speculative transactions, nor does it hold or issue derivative financial instruments for trading purposes. The weighted average U.S. dollar equivalent notional amount of outstanding foreign currency exchange contracts was $4.8 million during the year ended December 31, 2025. The Company reported no derivative assets or liabilities as of December 31, 2025 or 2024.

The Company recognized, as a component of "Other income (expenses), net", net losses on the change in fair value of derivative instruments of $0.7 million, $0.2 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no derivatives that were designated as hedges as of December 31, 2025 or 2024.

Foreign Currency - Subsidiaries located in Australia, Belgium, Brazil, Canada, China, France, India, South Africa, Sweden and the United Kingdom operate primarily using local functional currencies. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates in effect during the period. The resulting adjustments are presented as a separate component of "Accumulated other comprehensive loss". Foreign currency transaction gains and losses, net are included in "Other income (expenses), net" and amounted to a gain of $1.6 million, a loss of $1.0 million and a gain of $1.1 million in 2025, 2024 and 2023, respectively.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024	2023
Denominator:
Denominator for basic earnings per share	22,873,536	22,799,071	22,719,900
Effect of dilutive securities:
Restricted stock units	79,209	24,644	31,847
Unvested performance share units	141,108	13,743	3,144
Deferred compensation programs	6,653	15,993	26,478
Denominator for diluted earnings per share	23,100,506	22,853,451	22,781,369

Antidilutive securities excluded from the calculation of diluted earnings per share	539	26,710	7,495

Related Party Transactions - The Company had no material related party transactions during the years ended December 31, 2025, 2024 and 2023.

Adjustments - During the fourth quarter of 2024, the Company identified immaterial errors associated with the calculation of its income tax provisions in its historical financial statements. The cumulative effect of the errors generated in prior years was corrected during the fourth quarter of 2024, resulting in an increase in "Income tax provision" of $2.7 million. These adjustments were not considered material to the Company's consolidated financial statements for the previously filed annual periods.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures", which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker ("CODM") and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance beginning with the Annual Report on Form 10-K for the year ended December 31, 2024 for annual disclosures and the Quarterly Report on Form 10-Q for quarter ended March 31, 2025 for interim disclosures. See Note 19, Operations by Industry Segment and Geographic Area for additional information on the Company's reportable segments.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. In addition, the new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications, and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company adopted this guidance prospectively beginning with the Form 10-K filing herein for the year ended December 31, 2025. See Note 15, Income Taxes for the required disclosures as stated in the ASU.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Acquisition

On July 1, 2025, the Company completed the acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications (such acquisition, the "Acquisition"). Pursuant to the Acquisition, the Company acquired 100% of the equity interests of TerraSource. The total cash consideration paid for by the Company to the sellers of TerraSource was $252.6 million. The Acquisition provides the Company with access to adjacent markets in materials processing equipment and related aftermarket parts. The acquired TerraSource business is included in the Company's Materials Solutions reportable segment.

The Company financed the purchase price and related fees and expenses using net proceeds from a credit agreement entered into with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (the "2025 Credit Agreement"). See Note 11, Debt for additional details on financing transactions.

Acquisition-related costs of $5.9 million and $0.8 million were expensed as incurred during the years ended December 31, 2025 and 2024, respectively. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $7.4 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the year ended December 31, 2025.

The following table summarizes the preliminary purchase price allocation for the Acquisition, which is subject to change as the Company continues to evaluate the fair value of the assets acquired and liabilities assumed:

(in millions)	Amount
Payment to equity holders	$176.6
Payment of TerraSource's outstanding debt	71.9
Transaction expenses paid on behalf of the seller	4.1
Aggregate purchase consideration	252.6

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	3.9
Trade receivables, contract assets and other receivables, net	21.4
Inventories	58.4
Other current assets	11.0
Property and equipment, net	20.4
Intangible assets, net	127.2
Other long-term assets	6.3
Total assets acquired	248.6
Identifiable liabilities assumed:
Current liabilities	47.2
Long-term liabilities	35.2
Total liabilities assumed	82.4
Total identifiable net assets	166.2
Goodwill	$86.4

The preliminary purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed. Goodwill of $17.4 million is expected to be deductible for tax purposes.

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

The acquired TerraSource business contributed revenues and a net loss of $84.7 million and $2.7 million, respectively, during the year ended December 31, 2025.

Pro Forma Financial Information

The following unaudited pro forma summary information reflects the consolidated results of the Company's operations as if the Acquisition had been completed on January 1, 2024. The information presented below is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the Acquisition actually occurred as of January 1, 2024.

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$1,477.3	$1,464.5
Net income (loss)	$42.1	$(19.4)

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

4. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2025	2024
Raw materials and parts	$309.6	$275.4
Work-in-process	70.6	60.9
Finished goods	76.6	83.5
Used equipment	9.2	2.9
Total	$466.0	$422.7

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

As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of December 31, 2025 and 2024 are Level 1 and Level 2 in the fair value hierarchy as defined above:

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.9	$—	$5.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	0.9	0.9
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	8.5	8.5
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$13.2	$10.0	$23.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.7	$6.7
Total financial liabilities	$—	$6.7	$6.7

	December 31, 2024
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.1	$—	$5.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	1.5	1.5
U.S. government securities	2.4	—	2.4
Asset-backed securities	—	7.1	7.1
Exchange traded funds	0.8	—	0.8
Mortgage backed securities	—	0.4	0.4
Other	0.2	0.3	0.5
Total financial assets	$12.6	$9.3	$21.9
Financial liabilities:
Deferred compensation programs' liabilities	—	6.1	6.1
Total financial liabilities	$—	$6.1	$6.1

6. Investments

The Company's trading securities consist of the following:

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.9	$0.9	$—	$6.8
Trading debt securities	16.4	0.1	0.1	16.4
Total	$22.3	$1.0	$0.1	$23.2

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
Trading equity securities	$5.5	$0.5	$—	$6.0
Trading debt securities	16.3	—	0.4	15.9
Total	$21.8	$0.5	$0.4	$21.9

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

The Company completed the Acquisition during the third quarter of 2025, which increased goodwill $86.4 million.

Management performed a qualitative assessment for the annual tests of goodwill impairment performed on October 1, 2025, 2024 and 2023 and concluded that there was no impairment of goodwill.

The changes in the carrying amount of goodwill and accumulated impairment losses by reporting segment during the years ended December 31, 2025 and 2024 are as follows:

(in millions)	Infrastructure Solutions	Materials Solutions	Total
Balance, December 31, 2023:
Goodwill	$48.0	$32.3	$80.3
Accumulated impairment	(21.8)	(12.2)	(34.0)
Net	$26.2	$20.1	$46.3
2024 Activity:
Foreign currency translation	$(1.2)	$0.1	$(1.1)
Impairment	—	(20.2)	(20.2)
Total 2024 activity	$(1.2)	$(20.1)	$(21.3)
Balance, December 31, 2024:
Goodwill	$46.8	$32.2	$79.0
Accumulated impairment	(21.8)	(32.2)	(54.0)
Net	$25.0	$—	$25.0
2025 Activity:
Foreign currency translation	$0.7	$(0.3)	$0.4
Acquisitions	—	86.4	86.4
Total 2025 activity	$0.7	$86.1	$86.8
Balance, December 31, 2025:
Goodwill	$47.5	$119.3	$166.8
Accumulated impairment	(21.8)	(33.2)	(55.0)
Net	$25.7	$86.1	$111.8

8. Intangible Assets

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	2025			2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Dealer network and customer relationships	$151.8	$44.5	$107.3	$41.4	$32.0	$9.4
Trade names	18.2	10.8	7.4	10.3	10.3	—
Other	24.6	14.8	9.8	14.8	13.0	1.8
Total	$194.6	$70.1	$124.5	$66.5	$55.3	$11.2

Amortization expense on intangible assets was $13.6 million, $4.8 million and $5.5 million for 2025, 2024 and 2023, respectively.

Future annual expected amortization expense on intangible assets as of December 31, 2025 are as follows (in millions):

(in millions)
2026	$23.8
2027	21.6
2028	19.2
2029	15.4
2030	12.9
2031 and thereafter	31.6

9. Property and Equipment

Property and equipment at cost, less accumulated depreciation, is as follows:

	December 31,
(in millions)	2025	2024
Land	$15.5	$12.3
Building and land improvements	173.9	158.8
Construction in progress	15.5	3.9
Manufacturing and office equipment	288.9	266.7
Aviation equipment	13.5	4.6
Less accumulated depreciation	(285.0)	(264.4)
Total	$222.3	$181.9

Depreciation expense was $22.7 million, $22.0 million and $20.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

10. Leases

The Company records its operating lease ROU assets in "Other long-term assets" and its operating lease liabilities in "Other current liabilities" and "Other long-term liabilities". As of December 31, 2025 and 2024, the Company did not have any finance leases.

Additional information related to the Company’s operating leases is reflected in the tables below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating lease expense	$4.5	$3.2	$3.6
Short-term lease expense	3.4	3.1	2.5
Cash paid for operating leases included in operating cash flows	4.5	3.2	3.6

	December 31,
(in millions)	2025	2024
Operating lease right-of-use asset	$14.9	$7.8
Operating lease short-term liability	5.4	2.6
Operating lease long-term liability	9.7	5.5
Weighted average remaining lease term (in years)	3.17	3.61
Weighted average discount rate used in calculating right-of-use asset	5.58%	5.04%

Future annual minimum lease payments as of December 31, 2025 are as follows (in millions):

(in millions)
2026	$6.1
2027	5.6
2028	2.6
2029	1.4
2030	0.5
2031 and thereafter	0.3
Total lease payments	$16.5
Less: Interest	(1.4)
Operating lease liabilities	$15.1

11. Debt

On July 1, 2025 (the "Financing Effective Date"), the Company entered into the 2025 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time that provides for (i) a revolving credit facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million (collectively, the "2025 Credit

Facilities"). Loans advanced under the revolving credit facility and the term loan facility must be repaid on (i) July 1, 2030 or (ii) earlier as specified in the 2025 Credit Agreement. On the Financing Effective Date, the Company used the proceeds from the term loan facility, together with cash on hand, to (i) finance the Acquisition, (ii) repay existing indebtedness of the Company and its subsidiaries, including repayment of all amounts outstanding under the previous 2022 Credit Facilities, and (iii) the payment of transaction expenses incurred in connection with the Acquisition and the 2025 Credit Facilities.

At the Company’s election, revolving credit loans and term loans advanced under the 2025 Credit Agreement bear interest at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), as selected by the Company, plus an applicable margin ranging between 1.75% and 2.75% per annum, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00% (“Base Rate”), plus an applicable margin ranging between 0.75% and 1.75% per annum. Swingline loans shall bear interest at the Base Rate, plus an applicable margin ranging between 0.75% and 1.75% per annum.

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

Additional details for the 2025 Credit Facilities and the previous 2022 Credit Facilities are summarized below:

	December 31, 2025	December 31, 2024
(in millions, except maturity date)	2025 Credit Facilities	2022 Credit Facilities
Revolving Line of Credit
Line of credit - maximum	$250.0	$250.0
Letters of credit - maximum	30.0	30.0
Borrowings outstanding	—	105.0
Amount of letters of credit outstanding	5.3	5.2
Line of credit, additional borrowing capacity	244.7	139.8
Unamortized debt issuance costs
"Prepaid expenses and other assets"	0.9	0.3
"Other long-term assets"	3.0	0.6

Term Loan
Current maturities	$17.5
Long-term maturities	323.8
Maturity date	July 1, 2030
Unamortized debt issuance costs
"Current maturities of long-term debt"	1.3
"Long-term debt"	4.2

Debt maturities for the Company's long-term debt are expected to be as follows:

(in millions)	Maturity Amounts
2026	$17.5
2027	21.9
2028	30.6
2029	35.0
2030	236.3

Additionally, certain of the Company's international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. In addition, the Brazilian subsidiary also enters into order anticipation agreements on a periodic basis. Both the outstanding borrowings under the credit facilities of the international subsidiaries and the order anticipation agreements are recorded in "Short-term debt" in the Company's Consolidated Balance Sheets. Each of the credit facilities are generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

Details for the Company's international credit facilities are summarized below:

(in millions, except interest rates)	December 31, 2025	December 31, 2024
Total credit line	$23.4	$23.4
Available credit line	11.4	9.5
Letters of credit - maximum	13.5	12.7
Amount of letters of credit outstanding	3.0	2.9
Short-term debt	12.1	13.3
Weighted average interest rate	10.62%	9.02%

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

Changes in the Company's product warranty liability during 2025, 2024 and 2023 are as follows:

(in millions)	2025	2024	2023
Reserve balance, January 1	$16.1	$16.5	$11.9
Warranty liabilities accrued	23.9	18.6	17.6
Warranty liabilities settled	(21.8)	(18.9)	(13.1)
Other	1.1	(0.1)	0.1
Reserve balance, December 31	$19.3	$16.1	$16.5

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

Liabilities related to the Company's accrued loss reserves consist of the following:

(in millions)	December 31, 2025	December 31, 2024
"Other current liabilities"	$1.8	$1.7
"Other long-term liabilities"	5.1	4.6
Total accrued loss reserves	$6.9	$6.3

14. Employee Benefit Plans

Deferred Compensation Programs

The Company's DCP includes a non-qualified SERP and a separate non-qualified Deferred Compensation Plan.

Supplemental Executive Retirement Plan

The Company maintains a SERP for certain of its executive management. The SERP has been closed to new entrants since December 2020. This plan is a non-qualified deferred compensation plan administered by the Board of Directors of the Company, pursuant to which the Company makes cash contributions of a certain percentage of participants' compensation. Investments are self-directed by participants and can include Company stock. Upon retirement or termination, participants receive their apportioned share of the plan assets in the form of cash based on a pre-determined schedule of distributions.

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

Assets of the Deferred Compensation Programs consist of the following:

	December 31, 2025		December 31, 2024
(in millions)	Cost	Market	Cost	Market
Money market fund	$0.7	$0.7	$0.7	$0.7
Company stock	0.2	0.1	0.3	0.3
Equity securities	5.0	5.9	4.6	5.1
Total	$5.9	$6.7	$5.6	$6.1

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

The change in the fair market value of Company stock held in the programs results in a charge or credit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations because the acquisition cost of the Company stock in the programs is recorded in "Company stock held by deferred compensation programs, at cost" and is not adjusted to fair market value; however, the related liability is adjusted to the fair market value of the stock as of each period end. The Company recognized expense of $0.1 million in 2025 and income of $0.1 million in both 2024 and 2023 related to the change in the fair value of the Company stock held in the DCP.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. The Company's contributions to the plan are based on employee contributions. The Company's contributions totaled $10.3 million, $10.1 million and $8.1 million in 2025, 2024 and 2023, respectively.

15. Income Taxes

The income tax disclosures that follow are inclusive of the requirements set forth in ASU 2023-09, Income Taxes (Topic 740), which the Company adopted on a prospective basis.

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in millions)	2025	2024	2023
United States	$63.7	$25.9	$36.4
Foreign	(10.6)	(12.0)	6.4
Income before income taxes	$53.1	$13.9	$42.8

The provision for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current provision:
Federal	$7.8	$13.3	$8.2
State	2.5	0.9	4.5
Foreign	3.6	2.6	2.8
Total current provision	13.9	16.8	15.5
Deferred provision (benefit):
Federal	3.6	(8.2)	(3.6)
State	—	0.8	(2.8)
Foreign	(3.2)	0.4	—
Total deferred provision (benefit)	0.4	(7.0)	(6.4)
Total provision:
Federal	11.4	5.1	4.6
State	2.5	1.7	1.7
Foreign	0.4	3.0	2.8
Total income tax provision	$14.3	$9.8	$9.1

The Company's "Income tax provision" is computed based on the domestic and foreign federal statutory rates and the average state statutory rates, net of related federal benefit.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reconciliation of the provision for income taxes at the statutory federal income tax rate to the amount provided for the year ended December 31, 2025 is as follows:

(in millions, except percentage data)	Year Ended December 31, 2025
Tax expense at the statutory federal income tax rate	$11.2	21.0%
State and local income tax, net of federal income tax effect (1)	2.0	3.8%
Foreign tax effects
Brazil
Change in valuation allowances	(1.2)	(2.3)%
Other	1.3	2.4%
United Kingdom
Change in valuation allowances	2.5	4.7%
Other	(0.1)	(0.2)%
Other foreign jurisdictions	0.1	0.2%
Effect of cross-border tax laws
Foreign-derived intangible income	(1.0)	(1.9)%
Other	(0.2)	(0.4)%
Research and development tax credits	(3.7)	(7.0)%
Changes in valuation allowances	0.3	0.6%
Nontaxable or nondeductible items	1.5	2.8%
Changes in unrecognized tax benefits	1.2	2.3%
Other items (2)	0.4	0.9%
Total income tax provision	$14.3	26.9%

(1) State taxes in Tennessee, Illinois, California, Pennsylvania, Maine, Michigan and New York made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Calculation includes the impact of a rounding adjustment.

The reconciliations of the provision for income taxes at the statutory federal income tax rate to the amount provided for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
(in millions)	2024	2023
Tax expense at the statutory federal income tax rate	$2.9	$8.9
State income tax, net of federal income tax	3.9	0.4
Research and development tax credits	(2.8)	(2.8)
Impact of uncertain tax positions	(0.5)	1.0
Valuation allowance impact	1.7	0.3
Changes in tax rates	0.7	0.8
Share-based compensation	0.1	0.6
Foreign-derived intangible income deduction	(0.4)	(0.7)
Foreign tax credit	(0.4)	(0.5)
Goodwill impairment	2.9	—
Other items	1.7	1.1
Total income tax provision	$9.8	$9.1

Total cash paid for income taxes, net of refunds, disaggregated by jurisdiction for the year ended December 31, 2025 consists of the following:

(in millions)
Federal	$12.1
State	4.9
Foreign
Brazil	1.1
South Africa	1.0
Other foreign jurisdictions	0.6
Total cash paid for taxes	$19.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Amortization of research and experimental expenditures	$21.9	$30.7
Inventory reserves	9.1	7.6
Warranty reserves	4.6	3.7
Credit loss reserves	0.9	0.5
State tax loss carryforwards	13.2	11.5
Accrued vacation	1.9	1.4
Deferred compensation	1.0	1.0
Share-based compensation	2.1	1.3
Goodwill	0.4	2.8
Foreign net operating loss	11.0	8.3
Lease obligation	3.4	1.6
Employee & insurance accruals	3.1	3.1
Domestic credit carryforwards	4.1	1.5
Uncertain tax provision reserve	1.2	1.1
Deferred revenue	0.5	0.9
Valuation allowances	(17.1)	(12.4)
Other	2.5	—
Total deferred tax assets	63.8	64.6
Deferred tax liabilities:
Property and equipment	17.3	15.8
Intangibles	23.6	0.9
Right-of-use assets	3.4	1.5
Post-retirement benefits	0.9	0.8
Other	—	2.2
Total deferred tax liabilities	45.2	21.2
Total net deferred assets	$18.6	$43.4

As of December 31, 2025, the Company had gross state net operating losses ("NOL") carryforwards of $260.0 million and gross foreign NOL carryforwards of approximately $40.2 million, which are available to offset future taxable income. If not used, these carryforwards will expire between 2026 and 2035. The Company does not have a federal net operating loss carryforward.

A significant portion of the valuation allowance for deferred tax assets relates to the future utilization of state and foreign NOL and state tax credit carryforwards. Future utilization of these NOL and state tax credit carryforwards is evaluated by the Company on a periodic basis, and the valuation allowance is adjusted accordingly. In 2025, the valuation allowance on these carryforwards increased by $4.7 million, primarily related to valuation allowances on the deferred tax assets related to NOLs generated by the Company's Brazil and United Kingdom subsidiaries.

The following table represents a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Allowance balance, beginning of year	$12.4	$12.5	$11.9
Provision	2.1	1.3	1.8
Reversals	(1.2)	(1.5)	(1.6)
Other	3.8	0.1	0.4
Allowance balance, end of year	$17.1	$12.4	$12.5

Undistributed foreign earnings are considered to be indefinitely reinvested outside the U.S. as of December 31, 2025. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If the Company were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax. As of December 31, 2025, the cumulative amount of undistributed U.S. GAAP earnings for the Company's foreign subsidiaries was $70.6 million.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is currently under examination for the years 2013, 2014, 2016, 2017, 2018 and 2019 with taxing authorities in the United States. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by authorities for years prior to 2021.

The Company has a liability for unrecognized tax benefits of $14.1 million and $16.8 million (excluding accrued interest and penalties) as of December 31, 2025 and 2024, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in "Interest expense" and "Selling, general and administrative expenses", respectively, in the Consolidated Statements of Operations. The Company did not recognize any tax benefits for interest and penalties related to amounts that were settled for less than previously accrued in 2025 or 2024. The net amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $18.9 million as of December 31, 2025, of which $11.5 million and $7.4 million were included in "Other current liabilities" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheets. The net amount of these unrecognized tax benefits was $15.1 million as of December 31, 2024 of which $10.7 million and $9.5 million were included in "Other current liabilities" and "Other long-term liabilities", respectively, partially offset by $5.1 million included in "Deferred income tax assets" in the Consolidated Balance Sheets. Management believes it is reasonably possible that unrecognized tax liabilities will decrease by approximately $11.0 million within the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of year	$16.8	$13.0	$12.0
Additions for tax positions taken in current year	1.1	5.2	0.9
Additions for tax positions taken in prior period	0.5	—	0.1
Reductions due to lapse of statutes of limitations	(4.3)	(1.4)	—
Balance, end of year	$14.1	$16.8	$13.0

Jurisdictions in which the Company operates have enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provide for a global minimum corporate tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The effective dates are generally January 1, 2024, and January 1, 2025, for different aspects of the rules and vary by jurisdiction. Pillar Two has not had a material impact on the Company's effective tax rate, consolidated results of operations, financial position or cash flows.

Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. The Company is continuing to evaluate the potential effect on future periods of the Pillar Two implementation, pending legislative adoption by additional individual countries and the ongoing issuance of additional administrative guidance by the OECD.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA extends or makes permanent many expiring provisions of the 2017 Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions. The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. As such, the OBBBA had no significant impact on the Company's income tax rate as of December 31, 2025.

16. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $0.6 million and $1.4 million as of December 31, 2025 and 2024, respectively. These arrangements expire at various dates through March 2030. The agreements provide that the Company will receive the lender's full security interest in the equipment financed if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.1 million and $0.3 million related to these guarantees, which were included in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer credit worthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its 2025 Credit Facilities totaling $5.3 million as of December 31, 2025. The outstanding letters of credit expire at various dates through November 2026. Unused letters of credit under the Credit Facilities are $24.7 million as of December 31, 2025. The Company is additionally contingently liable for a total of $4.1 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, which are secured by separate credit facilities with various financial institutions as of December 31, 2025. Unused letters of credit under these separate credit facilities are $10.5 million as of December 31, 2025.

The Company is currently a party, and may become a party, to various claims and legal proceedings in the ordinary course of business. If management believes that a loss arising from any claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (excluding estimated legal fees) or, when the loss is estimated using a range and no point within the range is more probable than another, the minimum estimated liability. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed, and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably estimable but not probable, the Company does not record the amount of the loss but does make specific disclosure of such matter.

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

In September 2024, the Company reached an agreement to resolve the matter styled 37 Building Products, Ltd. v. Telsmith, Inc., et al. for $6.3 million, which the Company paid that same month. Upon settlement, the full loss contingency of $8.2 million, inclusive of post-judgment interest, which was recorded as of June 30, 2024 was released. The $1.9 million net benefit derived from the loss contingency release offset by the final settlement amount was recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations during the third quarter of 2024.

In October 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc. for $8.4 million, which was paid in the fourth quarter of 2024. In connection with this settlement, management recorded a loss in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations during the third quarter of 2024.

17. Share-Based Compensation

Prior to its termination on April 24, 2025, the Company's 2021 Equity Incentive Plan ("2021 Plan") provided for the grant of share-based awards. The 2021 Plan authorized the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Under the 2021 Plan, the Company had restricted stock units, performance stock units and deferred stock units. Awards granted under the 2021 Plan provide for dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate.

On April 25, 2025 ("Plan Effective Date"), the Company's shareholders approved the 2025 Equity Incentive Plan ("2025 Plan"), which is administered by the Company's Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2025 Plan provides for a total of 1,309,500 shares to be reserved and available for issuance pursuant to the grant of new awards under the 2025 Plan. To the extent that all or a portion of an award is canceled, terminates, expires, is forfeited or lapses for any reason (including by reason of failure to meet time-based and/or performance-based vesting requirements), any unissued or forfeited shares originally subject to the award will be added back to the 2025 Plan share reserve and again be available for issuance pursuant to awards granted under the 2025 Plan. The 2025 Plan authorizes the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents and other share-based and cash awards. Awards granted under the 2025 Plan provide for dividend equivalents, which are subject to the same forfeiture, transfer restrictions and deferral terms as apply to the award to which they relate.

Share-based compensation expense of $7.1 million, $5.0 million and $4.1 million was recorded in the years ended December 31, 2025, 2024 and 2023, respectively, and recognized in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Restricted Stock Units ("RSUs")

Key members of management are awarded with RSUs each year based on a predetermined award value of the base salary of eligible employees aligned to a total compensation program. RSU awards generally vest ratably, at the end of each 12-month period, over a three-year service period. A participant generally must be employed by the Company on the vesting date of each award; however, awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at or above age 65. Additional RSUs are granted on an annual basis to the Company's outside directors generally with a one-year vesting period.

Changes in restricted stock units during the year ended December 31, 2025 are as follows:

(in thousands, except weighted average grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	170	$39.58
Granted	237	$37.34
Vested	(87)	$41.47
Forfeited	(11)	$35.90
Unvested as of December 31, 2025	309	$37.45

The following additional activity occurred for the Company's restricted stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2025	2024	2023
Weighted average grant date fair value per award	$37.34	$36.76	$43.50
Fair value of awards vested and issued	3.1	2.9	4.8
Tax expense for restricted stock compensation expense	(0.7)	(0.7)	(0.4)

As of December 31, 2025, the Company had $7.0 million of unrecognized compensation expense before tax related to RSUs, which is expected to be recognized over a weighted average period of 1.6 years.

Performance Stock Units ("PSUs")

PSUs are granted to officers and other key employees. Vesting is subject to both the continued employment of the participant with the Company and the achievement of certain performance metrics established by the Compensation Committee. A participant generally must be employed by the Company on the vesting date of each award; however, a portion of a participant's awards will vest if employment terminates earlier on account of a qualifying employment termination event such as death, disability or retirement at or above age 65.

Awards granted generally cliff vest three years from the date of grant. The number of PSUs that vest may range from zero to 200% of the target shares granted and is determined for each award based on the achievement of two equally weighted performance criteria: ROIC and TSR. The PSUs are settled in common stock of the Company, with holders receiving one common share for each PSU that vests.

Changes in PSUs during the year ended December 31, 2025 are as follows:

(in thousands, except weighted average grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	151	$41.56
Granted	135	$33.16
Vested (1)	(22)	$51.63
Forfeited	(14)	$37.94
Unvested as of December 31, 2025	250	$36.36

(1) The vested PSUs presented are based on the target amount of the award. In accordance with the terms of the underlying award agreements, no shares were earned and distributed for the performance period ended during 2025.

The following additional activity occurred for the Company's performance stock units:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2025	2024	2023
Weighted average grant date fair value per award	$33.16	$36.62	$43.19
Fair value of awards vested and issued (2)	—	—	1.6
Tax expense for performance stock compensation expense	—	—	(1.0)

(2) As noted above, in accordance with the terms of the underlying PSU award agreements, no shares were earned and distributed for the performance period ended during 2025.

As of December 31, 2025, the Company had $3.6 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Deferred Stock Units ("DSUs")

The Non-Employee Directors Compensation Plan allows for deferred delivery of shares granted as payment of directors' annual retainer. As of December 31, 2025, there were 19,051 fully vested deferred stock units, which were excluded from the tables above. The aggregate fair value of these units as of December 31, 2025 was $0.8 million.

The 2025 Plan and the 2021 Plan allow for certain participants to elect to receive vested units on a deferred basis. As of December 31, 2025, there were 1,426 fully vested deferred stock units, which are excluded from the unvested balances as of December 31, 2025 in the tables above. The aggregate fair value of these units as of December 31, 2025 was $0.1 million.

18. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the periods ended December 31, 2025, 2024 and 2023 (excluding intercompany sales):

	For the Year Ended December 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$510.7	$209.4	$720.1
Parts and component sales	231.0	112.2	343.2
Service and equipment installation revenue	28.3	7.2	35.5
Used equipment sales	2.3	0.2	2.5
Freight revenue	25.7	7.0	32.7
Other	2.5	(6.3)	(3.8)
Total domestic revenue	800.5	329.7	1,130.2

Net Sales-International:
Equipment sales	39.2	133.4	172.6
Parts and component sales	15.7	73.8	89.5
Service and equipment installation revenue	0.8	12.9	13.7
Used equipment sales	—	0.2	0.2
Freight revenue	1.1	2.9	4.0
Other	0.1	0.1	0.2
Total international revenue	56.9	223.3	280.2
Total net sales	$857.4	$553.0	$1,410.4

	For the Year Ended December 31, 2024
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$510.9	$150.3	$661.2
Parts and component sales	220.3	80.8	301.1
Service and equipment installation revenue	23.5	0.8	24.3
Used equipment sales	3.4	—	3.4
Freight revenue	22.7	6.6	29.3
Other	2.3	(6.2)	(3.9)
Total domestic revenue	783.1	232.3	1,015.4

Net Sales-International:
Equipment sales	32.7	154.2	186.9
Parts and component sales	19.7	67.4	87.1
Service and equipment installation revenue	0.9	11.2	12.1
Used equipment sales	—	0.4	0.4
Freight revenue	0.9	2.5	3.4
Other	0.1	(0.3)	(0.2)
Total international revenue	54.3	235.4	289.7
Total net sales	$837.4	$467.7	$1,305.1

	For the Year Ended December 31, 2023
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$461.2	$252.5	$713.7
Parts and component sales	215.9	83.7	299.6
Service and equipment installation revenue	43.5	0.8	44.3
Used equipment sales	3.6	—	3.6
Freight revenue	22.6	8.0	30.6
Other	1.9	(10.3)	(8.4)
Total domestic revenue	748.7	334.7	1,083.4

Net Sales-International:
Equipment sales	30.5	125.7	156.2
Parts and component sales	18.7	62.4	81.1
Service and equipment installation revenue	1.3	11.9	13.2
Used equipment sales	—	0.2	0.2
Freight revenue	1.0	2.8	3.8
Other	0.2	0.1	0.3
Total international revenue	51.7	203.1	254.8
Total net sales	$800.4	$537.8	$1,338.2

As of December 31, 2025, the Company had contract assets of $5.9 million and contract liabilities, excluding customer deposits, of $7.7 million, of which $1.4 million was deferred revenue related to extended warranties. As of December 31, 2024, the Company had contract assets of $6.6 million and contract liabilities, excluding customer deposits, of $5.8 million, of which $1.3 million was deferred revenue related to extended warranties. Total extended warranty sales were $1.0 million, $1.3 million and $1.1 million in 2025, 2024 and 2023, respectively.

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

Information for the Company's reportable segments are set forth below:

	Year Ended December 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$857.4	$553.0	$1,410.4
Intersegment revenues	36.0	4.9	40.9
Total revenues - reportable segments	$893.4	$557.9	$1,451.3

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$381.4	$246.5	$627.9
Parts	120.1	97.8	217.9
Other	100.9	56.2	157.1
General and administrative	55.3	42.5	97.8
Sales and marketing	44.3	34.4	78.7
Quality costs (1)	23.2	10.7	33.9
Research and development	17.4	9.5	26.9
Inventory period costs (2)	17.4	5.8	23.2
Other segment items (3)	(0.9)	(1.1)	(2.0)
Reportable Segment Operating Adjusted EBITDA	$134.3	$55.6	$189.9

Reportable segment assets and capital expenditures:
Assets	$1,210.4	$1,147.7	$2,358.1
Capital expenditures	25.1	6.1	31.2

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

Reconciliations for the Company's reportable segment information are set forth below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Reconciliation of reportable segment revenues to "Net sales"
Total revenues - reportable segments	$1,451.3	$1,360.4	$1,377.0
Elimination of intersegment revenues	(40.9)	(55.3)	(38.8)
Net sales	$1,410.4	$1,305.1	$1,338.2

Reconciliation of Reportable Segment Operating Adjusted EBITDA to "Income before income taxes"
Segment Operating Adjusted EBITDA - reportable segments	$189.9	$158.7	$153.1
Corporate and Other expenses	(49.2)	(46.9)	(43.1)
Transformation program	(19.6)	(32.8)	(29.2)
Restructuring and other related charges	0.2	(9.5)	(7.7)
Goodwill impairment	—	(20.2)	—
Asset impairment	—	—	(1.2)
Gain on sale of property, equipment and business, net	0.2	1.1	3.1
Acquisition and integration costs	(16.9)	(0.8)	—
Interest expense, net	(15.2)	(8.7)	(6.8)
Depreciation and amortization	(36.3)	(26.8)	(25.6)
Net income (loss) attributable to noncontrolling interest	—	(0.2)	0.2
Income before income taxes	$53.1	$13.9	$42.8

Reconciliation of reportable segment assets to "Total assets"
Total assets - reportable segments	$2,358.1	$1,868.1	$1,841.7
Corporate and Other	1,133.0	864.4	770.9
Elimination of intercompany receivables	(1,304.6)	(1,121.1)	(999.4)
Elimination of investment in subsidiaries	(775.6)	(522.9)	(521.5)
Other	(43.7)	(44.9)	(32.4)
Total assets	$1,367.2	$1,043.6	$1,059.3

Reconciliation of reportable segment capital expenditures to "Expenditures for property and equipment"
Total capital expenditures - reportable segments	$31.2	$20.2	$33.7
Corporate and Other	9.5	0.3	0.4
Total capital expenditures	$40.7	$20.5	$34.1

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
United States	$1,130.2	$1,015.4	$1,083.4
Canada	69.8	67.4	58.5
Australia and Oceania	41.9	52.3	55.7
Africa	39.6	40.5	36.6
Brazil	35.9	32.9	27.0
Other European Countries	24.6	23.7	26.2
South America (excluding Brazil)	22.1	17.8	19.8
Other Asian Countries	13.5	12.3	7.7
Mexico	9.2	23.8	8.4
Japan and Korea	7.2	—	0.3
West Indies	5.5	3.8	2.5
Middle East	3.6	1.8	4.9
Post-Soviet States (excluding Russia)	3.0	7.2	2.5
India	2.4	0.6	0.6
Central America (excluding Mexico)	1.9	5.6	4.1
Total foreign	280.2	289.7	254.8
Total consolidated sales	$1,410.4	$1,305.1	$1,338.2

"Property and equipment, net" by major geographic region is as follows:

	December 31,
(in millions)	2025	2024
United States	$185.6	$148.2
United Kingdom	17.0	16.5
Brazil	5.8	4.9
South Africa	5.0	4.1
Australia	4.3	4.0
Canada	3.7	3.9
Other	0.9	0.3
Total foreign	36.7	33.7
Total property and equipment, net	$222.3	$181.9

20. Other Income and Expenses, net

Other income (expenses), net, consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Foreign exchange gains (losses), net	$0.9	$(1.2)	$0.7
Investment income, net	0.3	—	0.2
Other, net	1.2	0.6	0.1
Total	$2.4	$(0.6)	$1.0

21. Strategic Transformation and Restructuring, Impairment and Other Asset (Gains) Charges, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $28.2 million, of which $3.6 million and $24.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2025. Net capitalized implementation costs totaled $31.9 million, of which $3.7 million and $28.2 million were included in "Prepaid expenses and other assets" and "Other long-term assets", respectively, in the Consolidated Balance Sheets as of December 31, 2024. Accumulated amortization associated with these capitalized implementation costs totaled $9.2 million and $5.5 million as of December 31, 2025 and 2024, respectively.

Costs associated with these strategic transformation programs are presented below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Strategic transformation programs
"Selling, general and administrative expenses"	$19.6	$33.0	$29.4
"Cost of sales"	0.1	0.5	0.3
Total costs related to strategic transformation initiatives	$19.7	$33.5	$29.7

Amortization of capitalized implementation costs (1)	$3.7	$3.6	$1.9

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations to the extent they are experienced.

Restructuring, impairment and other asset (gains) charges, net incurred in 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Restructuring (gains) charges, net:
(Gains) charges associated with exited operations – Enid	$(0.2)	$8.6	$0.4
Workforce reductions	—	0.9	—
Charges associated with leadership change and overhead restructuring	—	—	7.3
Total restructuring related (gains) charges, net	(0.2)	9.5	7.7

Asset impairment charges:
Other impairment charges	—	—	1.2
Total asset impairment charges	—	—	1.2

Gain on sale of property and equipment, net:
Gain on sale of property and equipment, net	(0.2)	(1.1)	(3.1)
Total gain on sale of property and equipment, net	(0.2)	(1.1)	(3.1)

Restructuring, impairment and other asset (gains) charges, net	$(0.4)	$8.4	$5.8

Net restructuring (gains) charges by reportable segment and the Corporate and Other category are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Infrastructure Solutions	$(0.2)	$9.0	$0.5
Materials Solutions	—	0.3	—
Corporate and Other	—	0.2	7.2
Total restructuring related (gains) charges, net	$(0.2)	$9.5	$7.7

Impairment charges by reportable segment and the Corporate and Other category are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Infrastructure Solutions	$—	$—	$0.4
Corporate and Other	—	—	0.8
Total impairment charges	$—	$—	$1.2

The (gains) losses on sale of property and equipment by reportable segment are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Infrastructure Solutions	$(0.2)	$(0.3)	$(3.1)
Materials Solutions	0.1	(0.8)	—
Corporate and Other	(0.1)	—	—
Total gain on sale of property and equipment, net	$(0.2)	$(1.1)	$(3.1)

In October 2024, the Company reached an agreement to resolve the action styled VenVer S.A. and Americas Coil Tubing LLP v. GEFCO, Inc., related to Enid for $8.4 million. In connection with the settlement, management recorded a loss of $8.4 million in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations and "Other current liabilities" in the Consolidated Balance Sheets during the third quarter of 2024. See Note 16, Commitments and Contingencies for further discussion of this matter.

In January 2021, the Company announced plans to close the Tacoma facility in order to simplify and consolidate operations within the Infrastructure Solutions segment. The Company completed the sale of the Tacoma facility's land, building and certain equipment assets in the first quarter of 2023 for $19.9 million. The Company recorded a gain on the sale of $3.4 million, which was recorded in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations.

Effective January 6, 2023, Mr. Barry A. Ruffalo's employment as President and Chief Executive Officer was terminated. In connection with his separation, the Company entered into an agreement with Mr. Ruffalo (the "Separation Agreement") pursuant to which, Mr. Ruffalo was entitled to certain severance payments and benefits. There were $1.8 million of restructuring costs, related to the modification of Mr. Ruffalo's equity awards and other third-party transition support costs incurred in the year ended December 31, 2023, which were recorded in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations. The related recovery of $1.6 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the first quarter of 2023. The Separation Agreement also includes a release and waiver by Mr. Ruffalo and other customary provisions.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company effected workforce reductions during the second quarter of 2024, whereby charges of $0.9 million were incurred and recorded in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations. In February 2023, the Company implemented a limited restructuring plan to right-size and reduce the fixed cost structure of certain overhead departments. Total charges of $5.5 million for employee termination costs, including equity award modifications, were recorded in "Restructuring, impairment and other asset (gains) charges, net" in the Consolidated Statements of Operations. The related recovery of $1.0 million of previously incurred share-based compensation expense was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

22. Subsequent Event

The Company has evaluated all events subsequent to the balance sheet date as of December 31, 2025 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

On January 1, 2026, the Company completed the acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The acquisition increases production capacity in the Company's Infrastructure Solutions segment. The total cash consideration paid by the Company to the sellers of CWMF was $67.5 million, subject to a customary purchase price adjustment and was funded by a combination of incremental borrowings on the Company's 2025 Credit Facilities and cash on hand. The Company expects to account for this transaction as a business combination. The initial accounting, including the identification and allocation of consideration to assets acquired and liabilities assumed, is not complete given the proximity of the acquisition to the financial statement filing date. The acquisition is not expected to be material to the Company's Consolidated Statements of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of TerraSource, which the Company acquired on July 1, 2025. TerraSource's operations represent 23.8% of the Company's consolidated total assets, 6.0% of the Company's consolidated revenues, and (7.0)% of the Company's consolidated net income from continuing operations as of and for the year ended December 31, 2025. The Company is in the process of implementing its internal control structure over the acquired operations and expects that this effort will be completed in 2026.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10, other than the information regarding the Code of Conduct and Ethics and Insider Trading Policy set forth below, is incorporated by reference to the sections entitled "Board of Directors," "Executive Officers," "Corporate Governance, the Board and its Committees" and "Report of the Audit Committee" in our Proxy Statement for the 2026 Annual Meeting of Shareholders (the "Proxy Statement").

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

We have an Insider Trading Policy (the "Policy") governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers and employees and other covered persons, as well as the Company itself. The Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Policy is incorporated by reference as Exhibit 19 to this report.

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

Our independent registered public accounting firm is Deloitte & Touche LLP, Nashville, Tennessee, PCAOB Auditor Firm ID: 34

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Report and are filed as a part hereof:

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

(a)(3)    The following Exhibits are incorporated by reference into or are filed with this Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
2.1	Membership Interest Purchase Agreement, dated April 28, 2025, by and among TerraSource Holdings, LLC, the seller parties thereto, Sellers’ Representative and Astec Industries, Inc.		8-K	7/1/2025	7/1/2025
3.1	Amended and Restated Charter of the Company		10-Q	9/30/2011	11/9/2011
3.2	Amended and Restated Bylaws of the Company		8-K	12/21/2022	12/27/2022
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2022	3/1/2023
10.1	Credit Agreement, dated as of July 1, 2025, by and among Astec Industries, Inc., as borrower, and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto		8-K	7/1/2025	7/1/2025
10.2	Astec Industries, Inc. 2021 Equity Incentive Plan*		DEF 14A		3/18/2021
10.3	Astec Industries, Inc. 2025 Equity Incentive Plan*		DEF 14A		3/14/2025
10.4	Astec Industries, Inc. Executive and Key Employee Severance Plan, effective January 1, 2025*		8-K	12/18/2024	12/19/2024
10.5	Trust under Astec Industries, Inc. Supplemental Retirement Plan, dated January 1, 1996*		10-K	12/31/1995	3/15/1996
10.6	Astec Industries, Inc. Supplemental Executive Retirement Plan, as amended and restated through January 1, 2009*		10-K	12/31/2008	2/27/2009
10.7	Astec Industries, Inc. Amended and Restated Non-Employee Directors Compensation Plan, original effective April 23, 1998 with amended and restated provisions effective April 29, 2016*		10-K	12/31/2016	3/1/2017
10.8	Astec Industries, Inc. Deferred Compensation Plan effective January 1, 2021*		10-Q	3/31/2021	5/6/2021
10.9	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2025 Equity Incentive Plan*	X
10.10	Form of Performance-Based Restricted Stock Unit Award Certificate (Return On Invested Capital) under the Astec Industries, Inc. 2025 Equity Incentive Plan*	X
10.11	Form of Performance-Based Restricted Stock Unit Award Certificate (Total Shareholder Return) under the Astec Industries, Inc. 2025 Equity Incentive Plan*	X
10.12	Form of Restricted Stock Unit Award Certificate under the Astec Industries, Inc. 2025 Equity Incentive Plan - Director Awards*	X
19	Insider Trading Policy*		10-K	12/31/2024	2/26/2025
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X

31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	X
97	Compensation Recoupment Policy*		10-K	12/31/2023	2/28/2024
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (included in Exhibit 101).	X
*Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Astec Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026

ASTEC INDUSTRIES, INC. (Registrant)

/s/ Jaco van der Merwe
Jaco van der Merwe, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jaco van der Merwe	President and Chief Executive Officer and Director	February 25, 2026
Jaco van der Merwe	(Principal Executive Officer)

/s/ Brian J. Harris	Chief Financial Officer	February 25, 2026
Brian J. Harris	(Principal Financial Officer)

/s/ Robert G. Putney	Vice President, Chief Accounting Officer and Business Development	February 25, 2026
Robert G. Putney	(Principal Accounting Officer)

/s/ William D. Gehl	Director and Chairman of the Board	February 25, 2026
William D. Gehl

/s/ Tracey H. Cook	Director	February 25, 2026
Tracey H. Cook

/s/ Mark J. Gliebe	Director	February 25, 2026
Mark J. Gliebe

/s/ Mary L. Howell	Director	February 25, 2026
Mary L. Howell

/s/ Jeffrey T. Jackson	Director	February 25, 2026
Jeffrey T. Jackson

/s/ Nalin Jain	Director	February 25, 2026
Nalin Jain

/s/ Linda I. Knoll	Director	February 25, 2026
Linda I. Knoll

/s/ Patrick S. Shannon	Director	February 25, 2026
Patrick S. Shannon

/s/ James Winford	Director	February 25, 2026
James Winford