Form 10-Q
period 2026-03-31
ASTEC INDUSTRIES INC
filed 2026-05-06
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 1, 2026, there were 22,992,630 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$75.0	$72.0
Investments	1.9	2.1
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $3.0 and $3.7, respectively	215.6	218.7
Inventories	469.8	466.0
Prepaid and refundable income taxes	14.9	15.0
Prepaid expenses and other assets	42.3	42.8
Total current assets	819.5	816.6
Property and equipment, net of accumulated depreciation of $290.3 and $285.0, respectively	238.5	222.3
Investments	22.6	21.1
Goodwill	134.9	111.8
Intangible assets, net of accumulated amortization of $77.6 and $70.1, respectively	147.2	124.5
Deferred income tax assets	22.3	25.3
Other long-term assets	43.9	45.6
Total assets	$1,428.9	$1,367.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16.2	$16.2
Short-term debt	11.2	12.1
Accounts payable	108.2	93.5
Customer deposits	96.1	83.7
Accrued product warranty	17.3	19.3
Accrued employee related liabilities	48.6	51.2
Other current liabilities	52.0	52.0
Total current liabilities	349.6	328.0
Long-term debt	365.5	319.6
Deferred income tax liabilities	5.1	6.7
Other long-term liabilities	30.6	31.3
Total liabilities	750.8	685.6
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,974,770 as of March 31, 2026 and 22,877,530 as of December 31, 2025	4.6	4.6
Additional paid-in capital	149.7	149.6
Accumulated other comprehensive loss	(42.5)	(40.6)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.2)
Retained earnings	566.5	568.3
Shareholders' equity	678.1	681.7
Noncontrolling interest	—	(0.1)
Total equity	678.1	681.6
Total liabilities and equity	$1,428.9	$1,367.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$396.3	$329.4
Cost of sales	297.2	237.0
Gross profit	99.1	92.4
Selling, general and administrative expenses	90.2	71.9
Other operating gains, net	(0.1)	—
Income from operations	9.0	20.5
Other expenses, net:
Interest expense	(7.4)	(2.0)
Interest income	0.8	0.6
Other income, net	0.4	0.6
Income before income taxes	2.8	19.7
Income tax provision	1.5	5.4
Net income	1.3	14.3
Net income attributable to noncontrolling interest	—	—
Net income attributable to controlling interest	$1.3	$14.3
Per share data:
Earnings per common share - Basic	$0.06	$0.63
Earnings per common share - Diluted	$0.06	$0.62
Weighted average shares outstanding - Basic	22,938,887	22,833,292
Weighted average shares outstanding - Diluted	23,250,643	22,976,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1.3	$14.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.8)	3.1
Other comprehensive (loss) income	(1.8)	3.1
Comprehensive (loss) income	(0.5)	17.4
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)
Comprehensive (loss) income attributable to controlling interest	$(0.6)	$17.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1.3	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.2	6.4
Amortization of acquisition-related inventory fair value step-up	1.4	—
Provision for credit losses	(0.5)	(0.1)
Provision for warranties	3.0	6.2
Share-based compensation	2.6	1.7
Deferred tax benefit	(0.4)	(1.0)
Gain on sale of property and equipment, net	(0.1)	—
Amortization of debt issuance costs	0.5	0.1
Change in operating assets and liabilities:
(Purchase) sale of trading securities, net	(1.1)	0.2
Receivables and other contract assets	5.1	(3.9)
Inventories	5.6	(10.9)
Prepaid expenses	1.8	0.8
Other assets	0.8	0.7
Accounts payable	13.3	12.6
Accrued employee related liabilities	(3.0)	—
Other accrued liabilities	(2.4)	(2.7)
Accrued product warranty	(5.2)	(4.6)
Customer deposits	2.3	(5.1)
Income taxes payable/prepaid	1.5	5.8
Net cash provided by operating activities	40.7	20.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(67.9)	—
Expenditures for property and equipment	(8.1)	(3.9)
Proceeds from sale of property and equipment	0.1	—
Proceeds from insurance	0.1	—
Purchase of investments	(0.6)	(0.4)
Sale of investments	0.2	0.1
Net cash used in investing activities	(76.2)	(4.2)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Payment of dividends	(3.0)	(2.9)
Proceeds from borrowings on credit facilities and bank loans	117.8	95.5
Repayments of borrowings on credit facilities and bank loans	(73.2)	(106.9)
Withholding tax paid upon vesting of share-based compensation awards	(2.6)	(0.7)
Net cash provided by (used in) financing activities	39.0	(15.0)
Effect of exchange rates on cash	(0.5)	0.5
Increase in cash, cash equivalents and restricted cash	3.0	1.8
Cash, cash equivalents and restricted cash, beginning of period	72.0	90.8
Cash, cash equivalents and restricted cash, end of period	$75.0	$92.6

Supplemental cash flow information:
Cash paid during the year for:
Interest	$6.2	$1.8
Income taxes paid, net	$0.6	$0.9

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.1	$0.4

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.4	$0.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	22,877,530	$4.6	$149.6	$(40.6)	$(0.2)	$568.3	$(0.1)	$681.6
Net income	—	—	—	—	—	1.3	—	1.3
Other comprehensive (loss) income	—	—	—	(1.9)	—	—	0.1	(1.8)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.1)	—	(3.0)
Share-based compensation	—	—	2.6	—	—	—	—	2.6
Issuance of common stock under incentive plan	97,240	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(2.6)	—	—	—	—	(2.6)
Balance, March 31, 2026	22,974,770	$4.6	$149.7	$(42.5)	$(0.2)	$566.5	$—	$678.1

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	3.0	—	—	0.1	3.1
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	36,111	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Balance, March 31, 2025	22,840,087	$4.6	$144.0	$(48.1)	$(0.3)	$553.0	$(0.1)	$653.1

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three months ended March 31, 2026 and 2025, the financial position as of March 31, 2026 and December 31, 2025 and the cash flows for the three months ended March 31, 2026 and 2025, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

All dollar amounts, except per share amounts, are in millions of dollars unless otherwise indicated.

INDEX
Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires entities to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. The new standard requires disclosure of the amount of income taxes paid disaggregated by federal, state and foreign taxes and by jurisdiction for exceeding a specified quantitative threshold. Additionally, income or loss from continuing operations before income tax will be required to be disaggregated between domestic and foreign classifications, and income tax expense will be required to be disaggregated between federal, state and foreign classifications. The new standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with retrospective application permitted. The Company adopted this guidance prospectively beginning with the Form 10-K filing for the year ended December 31, 2025.

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

Note 2. Acquisitions

CWMF Acquisition

On January 1, 2026, the Company completed the acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The total cash consideration paid by the Company to the sellers of CWMF was $69.9 million, and was funded by a combination of incremental borrowings on the Company's credit facilities and cash on hand. The acquisition increases production capacity in the Company's Infrastructure Solutions segment. Pro forma financial information is not included since the acquisition is not significant.

Acquisition-related costs of $0.4 million were expensed as incurred during the three months ended March 31, 2026. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $0.4 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the three months ended March 31, 2026.

The following table summarizes the preliminary purchase price allocation for the acquisition, which is subject to change as the Company continues to evaluate the fair value of the assets acquired and liabilities assumed:

(in millions)	Amount
Payment to equity holders	$68.1
Transaction expenses paid on behalf of the seller	1.8
Aggregate purchase consideration	69.9

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	2.1
Inventories	11.9
Other current assets	1.1
Property and equipment, net	14.9
Intangible assets, net	31.1
Total assets acquired	61.1
Total liabilities assumed	12.9
Total identifiable net assets	48.2
Goodwill	$21.7

INDEX
The preliminary purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed. The goodwill is expected to be deductible for tax purposes.

The following table summarizes the identifiable definite-lived intangible assets acquired. All intangible assets acquired in the CWMF acquisition are subject to amortization:

(in millions except useful lives)	Fair Value	Estimated Useful Life (in years)
Customer relationships	$25.9	7
Trade names	4.5	10
Other	0.7	5
Total identifiable definite-lived intangible assets acquired	$31.1

TerraSource Acquisition

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

The Company financed the purchase price and related fees and expenses using net proceeds from a credit agreement entered into with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time.

Total acquisition-related costs of $6.7 million were expensed as incurred related to the acquisition, of which $0.7 million were incurred during the three months ended March 31, 2025. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $1.0 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the three months ended March 31, 2026.

In the first quarter of 2026, the Company recorded a $2.1 million adjustment related to a refined valuation of deferred tax liabilities, which was offset in goodwill.

INDEX
The following table summarizes the preliminary purchase price allocation for the acquisition, which is subject to change as the Company continues to evaluate the fair value of the assets acquired and liabilities assumed:

(in millions)	Amount
Payment to equity holders	$176.6
Payment of TerraSource's outstanding debt	71.9
Transaction expenses paid on behalf of the seller	4.1
Aggregate purchase consideration	252.6

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	3.9
Trade receivables, contract assets and other receivables, net	21.4
Inventories	58.4
Other current assets	10.8
Property and equipment, net	20.4
Intangible assets, net	127.2
Other long-term assets	6.3
Total assets acquired	248.4
Identifiable liabilities assumed:
Current liabilities	47.2
Long-term liabilities	37.1
Total liabilities assumed	84.3
Total identifiable net assets	164.1
Goodwill	$88.5

The preliminary purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed. Goodwill of $17.4 million was deductible for tax purposes.

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

(in millions)	Three Months Ended March 31, 2025
Revenue	$362.8
Net income	12.9

INDEX
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

Inventories consist of the following:

(in millions)	March 31, 2026	December 31, 2025
Raw materials and parts	$310.2	$309.6
Work-in-process	85.0	70.6
Finished goods	67.7	76.6
Used equipment	6.9	9.2
Total	$469.8	$466.0

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

INDEX
As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of March 31, 2026 and December 31, 2025 are Level 1 and Level 2 in the fair value hierarchy defined above:

	March 31, 2026
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$6.2	$—	$6.2
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.5	—	3.5
Agency bonds	—	0.9	0.9
U.S. government securities	3.7	—	3.7
Agency collateralized mortgage obligations	—	8.4	8.4
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.2	0.2
Total financial assets	$14.7	$9.8	$24.5
Financial liabilities:
Deferred compensation programs' liabilities	$—	$7.3	$7.3
Total financial liabilities	$—	$7.3	$7.3

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.9	$—	$5.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	0.9	0.9
U.S. government securities	2.4	—	2.4
Agency collateralized mortgage obligations	—	8.5	8.5
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$13.2	$10.0	$23.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.7	$6.7
Total financial liabilities	$—	$6.7	$6.7

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

Changes in the Company's product warranty liability for the three month periods ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Reserve balance, beginning of the period	$19.3	$16.1
Warranty liabilities accrued	3.0	6.2
Warranty liabilities settled	(5.2)	(4.6)
Other	0.2	0.1
Reserve balance, end of the period	$17.3	$17.8

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

Liabilities related to the Company's accrued loss reserves consist of the following:

(in millions)	March 31, 2026	December 31, 2025
"Other current liabilities"	$2.1	$1.8
"Other long-term liabilities"	4.7	5.1
Total accrued loss reserves	$6.8	$6.9

Note 7. Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax expense of $1.5 million, reflecting a 53.6% effective tax rate, compared to $5.4 million for the three months ended March 31, 2025, reflecting a 27.4% effective tax rate. The income tax expense for three months ended March 31, 2026 was lower compared to the same period in 2025, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

The Company's recorded liability for uncertain tax positions was $14.3 million and $14.1 million as of March 31, 2026 and December 31, 2025, respectively. The increase is the result of $0.2 million of incremental reserves associated with a research and development credit generated during 2026.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the U.S. Internal Revenue Service for the federal income tax return from the 2018 and 2023 tax years as well as various other state income tax and jurisdictional audits. As of March 31, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $0.5 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. These arrangements expire at various dates through March 2030. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.1 million related to these guarantees as of both March 31, 2026 and December 31, 2025, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

INDEX
The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "2025 Credit Facility"), which outstanding letters of credit totaled $5.9 million as of March 31, 2026. The outstanding letters of credit expire at various dates through April 2027. Unused letters of credit under the 2025 Credit Facility were $24.1 million as of March 31, 2026. The Company is additionally contingently liable for a total of $4.0 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, which are secured by separate credit facilities with various financial institutions as of March 31, 2026. Unused letters of credit under these separate credit facilities were $6.6 million as of March 31, 2026.

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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three-month periods ended March 31, 2026 and 2025 (excluding intercompany sales):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$132.8	$60.1	$192.9	$133.3	$32.1	$165.4
Parts and component sales	70.0	35.2	105.2	68.9	19.6	88.5
Service and equipment installation revenue	10.3	2.9	13.2	9.1	0.2	9.3
Used equipment sales	—	—	—	2.1	0.2	2.3
Freight revenue	6.9	2.4	9.3	7.5	1.2	8.7
Other	0.5	(2.1)	(1.6)	0.8	(1.2)	(0.4)
Total domestic revenue	220.5	98.5	319.0	221.7	52.1	273.8

Net Sales-International:
Equipment sales	10.6	35.3	45.9	7.5	23.0	30.5
Parts and component sales	5.4	19.2	24.6	6.2	15.1	21.3
Service and equipment installation revenue	0.3	2.8	3.1	0.3	2.7	3.0
Used equipment sales	—	2.7	2.7	—	—	—
Freight revenue	0.2	0.7	0.9	0.3	0.6	0.9
Other	—	0.1	0.1	—	(0.1)	(0.1)
Total international revenue	16.5	60.8	77.3	14.3	41.3	55.6
Total net sales	$237.0	$159.3	$396.3	$236.0	$93.4	$329.4

INDEX
As of March 31, 2026, the Company had contract assets of $5.6 million and contract liabilities, excluding customer deposits, of $6.0 million, including $1.6 million of deferred revenue related to extended warranties. As of December 31, 2025, the Company had contract assets of $5.9 million and contract liabilities, excluding customer deposits, of $7.7 million, including $1.4 million of deferred revenue related to extended warranties.

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

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer ("CEO"), who is the CODM, to evaluate performance and allocate resources to the reportable segments. The CODM uses this measure to allocate resources, including headcount, financial resources and capital resources, for each segment, predominantly in the annual budgeting process. Additionally, Segment Operating Adjusted EBITDA is believed to strongly correlate with shareholder returns and is, therefore, included as a key component in the compensation of certain employees. This metric is used to monitor actual results versus budget and forecast on a monthly basis to assess segment performance as compared to expectations. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. Beginning January 1, 2026, the Company's presentation of Segment Operating Adjusted EBITDA has been modified to include the gain or loss on sale of property and equipment. Prior periods have been revised to reflect this change.

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

Asset information for the Company's reportable segments is set forth below:

	March 31, 2026			December 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,320.9	$1,163.3	$2,484.2	$1,210.4	$1,147.7	$2,358.1

INDEX
Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$237.0	$159.3	$396.3	$236.0	$93.4	$329.4
Intersegment revenues	8.2	1.3	9.5	8.8	2.1	10.9
Total revenues - reportable segments	$245.2	$160.6	$405.8	$244.8	$95.5	$340.3

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$98.4	$70.1	$168.5	$97.6	$40.9	$138.5
Parts	38.7	26.9	65.6	36.3	19.1	55.4
Other	30.0	27.1	57.1	24.5	10.6	35.1
General and administrative	13.3	13.7	27.0	14.9	7.8	22.7
Sales and marketing	15.9	10.6	26.5	11.4	6.3	17.7
Quality costs (1)	4.8	0.7	5.5	6.6	2.5	9.1
Research and development	4.0	2.5	6.5	4.4	1.9	6.3
Inventory period costs (2)	5.4	0.6	6.0	6.3	1.6	7.9
Other segment items (3)	(0.1)	(0.5)	(0.6)	(0.1)	(0.4)	(0.5)
Reportable Segment Operating Adjusted EBITDA	$34.8	$8.9	$43.7	$42.9	$5.2	$48.1

Reportable segment capital expenditures	$4.9	$2.9	$7.8	$2.9	$0.7	$3.6

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
(3) Other segment items consists of foreign exchange gains and losses, investment income and loss, gains and losses on the sale of property and equipment and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

INDEX
The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "Income before income taxes" is set forth below:

	Three Months Ended March 31,
(in millions)	2026	2025
Segment Operating Adjusted EBITDA - reportable segments	$43.7	$48.1
Corporate and Other expenses	(13.4)	(12.9)
Transformation program	(3.8)	(6.9)
Acquisition and integration costs	(2.9)	(0.8)
Interest expense, net	(6.6)	(1.4)
Depreciation and amortization	(14.2)	(6.4)
Income before income taxes	$2.8	$19.7

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
United States	$319.0	$273.8
Canada	24.0	15.4
Australia	12.5	4.7
South America (excluding Brazil)	9.3	3.2
Europe	8.0	7.4
Brazil	7.3	5.7
Africa	7.1	8.2
Asia	5.7	6.8
Mexico	2.0	3.2
Central America (excluding Mexico)	1.0	0.4
Other	0.4	0.6
Total foreign	77.3	55.6
Total net sales	$396.3	$329.4

Note 11. Strategic Transformation and Other Operating Gains, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $27.3 million, of which $3.6 million and $23.7 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of March 31, 2026. Net capitalized implementation costs totaled $28.2 million, of which $3.6 million and $24.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2025. Accumulated amortization associated with these capitalized implementation costs totaled $10.1 million and $9.2 million as of March 31, 2026 and December 31, 2025, respectively.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended March 31,
(in millions)	2026	2025
Strategic transformation programs
Selling, general and administrative expenses	$3.8	$6.9
Cost of sales	—	0.1
Total costs related to strategic transformation initiatives	$3.8	$7.0

Amortization of capitalized implementation costs (1)	$0.9	$0.9

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In addition, the Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Other operating gains, net" in the Consolidated Statements of Operations to the extent they are experienced.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2026	2025
Denominator:
Denominator for basic earnings per common share	22,938,887	22,833,292
Effect of dilutive securities	311,756	143,234
Denominator for diluted earnings per common share	23,250,643	22,976,526

Antidilutive securities excluded from the calculation of diluted earnings per share	1,319	424

INDEX
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial condition, results of operations and cash flows discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are those of Astec Industries, Inc. and its consolidated subsidiaries, collectively, the "Company," "Astec," "we," "our" or "us." The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods.

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

These forward-looking statements are based largely on management's expectations, which are subject to a number of known and unknown risks, uncertainties and other factors described under the caption Item 1A. Risk Factors in Part II of this Report, elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, including Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which may cause actual results, financial or otherwise, to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

Executive Summary

Highlights of our financial results for the three months ended March 31, 2026 as compared to the same period of the prior year include the following:

•Net sales were $396.3 million, an increase of 20.3%
•Gross profit was $99.1 million, an increase of 7.3%
•Income from operations was $9.0 million, a decrease of 56.1%
•Net income attributable to Astec was $1.3 million, a decrease of 90.9%
•Diluted income per share was $0.06, a decrease of 90.3%
•Backlog was $549.2 million, an increase of 36.4%

Recent Developments and Business Conditions

CWMF Acquisition – On January 1, 2026, we completed our acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The acquisition increases production capacity in our Infrastructure Solutions segment.

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module worldwide and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the first quarter of 2026, we have incurred total implementation costs of approximately $154 million.

See Note 11, Strategic Transformation and Other Operating Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

INDEX
Steel is a major component of our equipment. Fluctuations in steel prices throughout 2025 resulted in a relatively stable average price for the year overall. However, continued low levels of steel imports, rising steel demand in certain markets and elevated freight and energy costs have driven increased steel prices in the first quarter of 2026. We anticipate that steel prices will remain elevated during 2026.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Oil prices have routinely fluctuated in recent years and have experienced a significant rise in the first quarter of 2026 due to the conflict in the Middle East. We anticipate that these high prices will persist in the short term.

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

Results of Operations

Net Sales

Net sales for the first quarter of 2026 were $396.3 million compared to $329.4 million for the first quarter of 2025, an increase of $66.9 million, or 20.3%. The increase in net sales was primarily driven by net favorable volume and mix coupled with favorable pricing from both organic and inorganic contributions that generated increases in (i) equipment sales of $42.9 million, (ii) parts and component sales of $20.0 million and (iii) service and equipment installation revenue of $4.0 million. These increases were partially offset by decreased other revenues of $1.0 million. Sales reported by our foreign subsidiaries in U.S. dollars for the first quarter of 2026 would have been $4.5 million lower had foreign exchange rates been the same as 2025 rates.

Domestic sales for the first quarter of 2026 were $319.0 million, or 80.5% of consolidated net sales, compared to $273.8 million, or 83.1% of consolidated net sales, for the first quarter of 2025, an increase of $45.2 million, or 16.5%. Domestic sales increased primarily due to increases in (i) equipment sales of $27.5 million, (ii) parts and component sales of $16.7 million and (iii) service and equipment installation revenue of $3.9 million. These increases were partially offset by decreases in used equipment sales and other revenues of $2.3 million and $1.2 million, respectively.

International sales for the first quarter of 2026 were $77.3 million, or 19.5% of consolidated net sales, compared to $55.6 million, or 16.9% of consolidated net sales, for the first quarter of 2025, an increase of $21.7 million, or 39.0%. International sales increased primarily due to increases in (i) equipment sales of $15.4 million, (ii) parts and component sales of $3.3 million and (iii) used equipment sales of $2.7 million.

Gross Profit

Gross profit for the first quarter of 2026 was $99.1 million, or 25.0% of net sales, as compared to $92.4 million, or 28.1% of net sales, for the first quarter of 2025, an increase of $6.7 million or 7.3%. The increase in gross profit was primarily driven by (i) the impact of net favorable volume and mix coupled with favorable pricing of $25.3 million, (ii) lower warranty program costs of $3.2 million and (iii) net favorable inventory adjustments of $1.6 million. These increases were partially offset by (i) the impacts of manufacturing variances partially due to freight, duties and tariffs of $16.1 million, (ii) the impact of inflation on materials, labor and overhead of $6.2 million and (iii) the amortization of acquisition-related inventory fair value step-up of $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.2 million, or 22.8% of net sales, for the first quarter of 2026, compared to $71.9 million, or 21.8% of net sales, for the first quarter of 2025, an increase of $18.3 million, or 25.5%, primarily due to (i) increased personnel-related costs of $7.8 million, (ii) increased intangible asset amortization expense of $7.2 million, (iii) increased exhibit and promotional costs of $3.0 million primarily due to the ConExpo industry trade show held once every three years, (iv) increased travel expense of $1.1 million and (v) increased acquisition and integration costs of $0.7 million. These increases were partially offset by lower costs related to our strategic transformation program of $3.1 million.

Interest Expense

Interest expense of $7.4 million was incurred in the three months ended March 31, 2026, as compared to $2.0 million in the three months ended March 31, 2025, primarily related to higher average outstanding borrowings coupled with higher interest rates on the 2025 Credit Facilities as compared to our previous credit facilities, which were replaced by the 2025 Credit Facilities.

INDEX
Income Tax

Our income tax expense for the first quarter of 2026 was $1.5 million compared to $5.4 million for the first quarter of 2025. Our effective income tax rate was 53.6% for the first quarter of 2026 compared to 27.4% for the first quarter of 2025. The income tax expense for three months ended March 31, 2026 was lower compared to the same period in 2025, primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

Backlog

	March 31,
(in millions, except percentage data)	2026	2025	$ Change	% Change
Infrastructure Solutions	$312.6	$276.4	$36.2	13.1%
Materials Solutions	236.6	126.2	110.4	87.5%

Domestic Backlog	468.8	329.3	139.5	42.4%
International Backlog	80.4	73.3	7.1	9.7%

Uncertainty driven by macroeconomic factors, such as changing interest rates, global tariff policies and geopolitical conflicts, as well as seasonality, have historically had an impact on our backlog. The backlog of orders as of March 31, 2026 was $549.2 million compared to $402.6 million as of March 31, 2025, an increase of $146.6 million, or 36.4%. The increases in backlog are driven by organic growth due to increased demand in the aggregates business, partially attributable to large data center projects, and inorganic contributions.

Net Sales by Segment

	Three Months Ended March 31,
(in millions, except percentage data)	2026	2025	$ Change	% Change
Infrastructure Solutions	$237.0	$236.0	$1.0	0.4%
Materials Solutions	159.3	93.4	65.9	70.6%

Infrastructure Solutions

Sales in this segment were $237.0 million for the first quarter of 2026 compared to $236.0 million for the same period in 2025, an increase of $1.0 million, or 0.4%. The increase was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in equipment sales and service and equipment installation revenue of $2.6 million and $1.2 million, respectively. These increases were partially offset by lower used equipment sales of $2.1 million.

Domestic sales for the Infrastructure Solutions segment decreased $1.2 million, or 0.5%, for the first quarter of 2026 compared to the same period in 2025, primarily due to lower used equipment sales of $2.1 million. These decreases were partially offset by higher service and equipment installation revenue and parts and component sales of $1.2 million and $1.1 million, respectively.

International sales for the Infrastructure Solutions segment increased $2.2 million, or 15.4%, for the first quarter of 2026 compared to the same period in 2025, primarily due to higher equipment sales of $3.1 million partially offset by lower parts and component sales of $0.8 million.

Materials Solutions

Sales in this segment were $159.3 million for the first quarter of 2026 compared to $93.4 million for the same period in 2025, an increase of $65.9 million, or 70.6%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in (i) equipment sales of $40.3 million, (ii) parts and component sales of $19.7 million, (iii) service and installation revenue of $2.8 million, (iv) used equipment sales of $2.5 million and (v) freight revenue of $1.3 million.

Domestic sales for the Materials Solutions segment increased by $46.4 million, or 89.1%, for the first quarter of 2026 compared to the same period in 2025, primarily due to higher (i) equipment sales of $28.0 million, (ii) service and installation revenue of $15.6 million, (iii) used equipment sales of $2.7 million and (iv) freight revenue of $1.2 million. These increases were partially offset by lower other revenue of $0.9 million.

International sales for the Materials Solutions segment increased $19.5 million, or 47.2%, for the first quarter of 2026 compared to the same period in 2025, primarily due to higher (i) equipment sales of $12.3 million, (ii) parts and component sales of $4.1 million and (iii) used equipment sales of $2.7 million.

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

	Three Months Ended March 31,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$34.8	$42.9	$(8.1)	(18.9)%
Materials Solutions	8.9	5.2	3.7	71.2%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $34.8 million for the first quarter of 2026 compared to $42.9 million for the same period in 2025, a decrease of $8.1 million or 18.9%. The decrease in Segment Operating Adjusted EBITDA resulted primarily from (i) material variances of $6.6 million, (ii) the impact of inflation on materials, labor and overhead of $4.5 million, (iii) higher exhibit and promotional costs of $2.0 million and (iv) increases in personnel-related costs of $1.2 million. These decreases were reduced by the impact of favorable pricing partially offset by net unfavorable volume and mix that generated $2.8 million higher gross profit and lower quality-related costs of $1.8 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $8.9 million for the first quarter of 2026 compared to $5.2 million for the same period in 2025, an increase of $3.7 million, or 71.2%. The increase in Segment Operating Adjusted EBITDA resulted primarily from the impact of net favorable volume and mix coupled with favorable pricing that generated $22.6 million higher gross profit and lower quality-related costs of $1.8 million. These increases were reduced by (i) manufacturing variances partially due to freight, duties and tariffs of $9.1 million, (ii) increases in personnel-related costs of $6.5 million, (iii) the impact of inflation on materials, labor and overhead of $1.7 million and (iv) higher exhibit and promotional costs of $0.8 million.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $13.4 million for the first quarter of 2026 compared to $12.9 million for the same period in 2025, an increase of $0.5 million, or 3.9%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our 2025 Credit Facilities and cash flows from operations. As of March 31, 2026, our total liquidity was $267.5 million, consisting of $73.4 million of cash and cash equivalents available for operating purposes and $194.1 million available for additional borrowings under the 2025 Revolving Credit Facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $38.8 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

Our future cash requirements primarily include working capital needs, debt service obligations, capital expenditures, vendor-hosted software arrangements including the related implementation costs, unrecognized tax benefits and operating lease payments. In addition, our variable cash uses may include transformation initiatives, strategic acquisitions, dividend payments and share repurchases under our share repurchase authorization. We believe that our current working capital, cash flows generated from future operations and available capacity under the 2025 Revolving Credit Facility will be sufficient to meet working capital and capital expenditure requirements for our existing business for at least the next 12 months.

On July 1, 2025, we entered into the 2025 Credit Agreement that provides for (i) the 2025 Revolving Credit Facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million. We had outstanding principal indebtedness on the term loan facility of $336.9 million and $50.0 million outstanding borrowings under the 2025 Revolving Credit Facility as of March 31, 2026. Our outstanding letters of credit totaling $5.9 million decreased borrowing availability to $194.1 million under the 2025 Revolving Credit Facility as of March 31, 2026.

INDEX
Certain of our international subsidiaries in Australia, Brazil, Canada, South Africa and the United Kingdom each have separate credit facilities with local financial institutions primarily to finance short-term working capital needs, as well as to cover foreign exchange contracts, performance letters of credit, advance payment and retention guarantees. The outstanding borrowings under such credit facilities of the international subsidiaries are recorded in "Short-term debt" in our Consolidated Balance Sheets. Each of these credit facilities is generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of March 31, 2026, open purchase obligations totaled $189.5 million, of which $186.3 million are expected to be fulfilled within the remainder of 2026.

We estimate that our capital expenditures will be between $40.0 million and $50.0 million for the year ending December 31, 2026, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$40.7	$20.5
Net cash used in investing activities	(76.2)	(4.2)
Net cash provided by (used in) financing activities	39.0	(15.0)
Effect of exchange rates on cash	(0.5)	0.5
Increase in cash, cash equivalents and restricted cash	3.0	1.8
Cash, cash equivalents and restricted cash, end of period	$75.0	$92.6

Net cash provided by operating activities

Our operating activities provided net cash of $40.7 million for the three months ended March 31, 2026 as compared to $20.5 million for the three months ended March 31, 2025. This increase is primarily due to net cash provided by our operating assets and liabilities of $25.8 million partially offset by decreased cash inflows from net income reduced by non-cash charges of $5.6 million. The net cash provided by our operating assets and liabilities was mainly driven by fluctuations in (i) inventories of $16.5 million, (ii) trade and other receivables of $9.0 million and (iii) customer deposits of $7.4 million. The net cash provided was partially offset by fluctuations in prepaid and refundable income taxes of $4.3 million and higher employee-related payments of $3.0 million.

Net cash used in investing activities

Net cash used in investing activities was $76.2 million during the three months ended March 31, 2026 as compared to $4.2 million during the three months ended March 31, 2025, primarily due to the CWMF acquisition and increased capital expenditures of $4.2 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $39.0 million during the three months ended March 31, 2026 as compared to a net use of $15.0 million during the three months ended March 31, 2025, primarily due to higher net debt borrowings in 2026 as compared to 2025.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the first quarter of both 2026 and 2025.

Financial Condition

Our total current assets increased to $819.5 million as of March 31, 2026 from $816.6 million as of December 31, 2025, an increase of $2.9 million, or 0.4%, due primarily to increases in inventories and cash, cash equivalents and restricted cash of $3.8 million and $3.0 million, respectively. These increases were partially offset by a decrease in trade and other receivables of $3.1 million.

INDEX
Our total current liabilities increased to $349.6 million as of March 31, 2026 from $328.0 million as of December 31, 2025, an increase of $21.6 million, or 6.6%, due primarily to increases in accounts payables and customer deposits of $14.7 million and $12.4 million, respectively. These increases were partially offset by decreases in accrued employee-related liabilities and accrued product warranties of $2.6 million and $2.0 million, respectively.

Critical Accounting Estimates

Our critical accounting estimates are described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025 was filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2025 was filed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are currently undertaking a significant multi-year global ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases over several years, which began in 2023. To date, we have launched the consolidations and reporting module, the human capital resources module, including the payroll application for all locations within the United States, and the ERP at Corporate and three manufacturing sites.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended March 31, 2026, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

INDEX
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.1	Form of Performance-Based Restricted Stock Unit Award Certificate (Return On Invested Capital) under the Astec Industries, Inc. 2025 Equity Incentive Plan*	X
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (included as Exhibit 101).	X
*Management contract or compensatory plan or arrangement

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: May 6, 2026	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2026	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)