Form 10-Q
period 2026-06-30
ASTEC INDUSTRIES INC
filed 2026-08-05
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, there were 23,025,367 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$76.8	$72.0
Investments	1.8	2.1
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $3.0 and $3.7, respectively	219.1	218.7
Inventories	460.3	466.0
Prepaid and refundable income taxes	17.4	15.0
Prepaid expenses and other assets	41.0	42.8
Total current assets	816.4	816.6
Property and equipment, net of accumulated depreciation of $296.0 and $285.0, respectively	239.9	222.3
Investments	23.1	21.1
Goodwill	132.5	111.8
Intangible assets, net of accumulated amortization of $85.3 and $70.1, respectively	139.2	124.5
Deferred income tax assets	24.0	25.3
Other long-term assets	40.4	45.6
Total assets	$1,415.5	$1,367.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16.2	$16.2
Short-term debt	11.8	12.1
Accounts payable	107.6	93.5
Customer deposits	73.2	83.7
Accrued product warranty	16.1	19.3
Accrued employee related liabilities	44.8	51.2
Other current liabilities	54.7	52.0
Total current liabilities	324.4	328.0
Long-term debt	365.4	319.6
Deferred income tax liabilities	6.1	6.7
Other long-term liabilities	30.5	31.3
Total liabilities	726.4	685.6
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 22,994,624 as of June 30, 2026 and 22,877,530 as of December 31, 2025	4.6	4.6
Additional paid-in capital	152.2	149.6
Accumulated other comprehensive loss	(41.5)	(40.6)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.2)
Retained earnings	574.0	568.3
Shareholders' equity	689.1	681.7
Noncontrolling interest	—	(0.1)
Total equity	689.1	681.6
Total liabilities and equity	$1,415.5	$1,367.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$408.1	$330.3	$804.4	$659.7
Cost of sales	301.3	242.0	598.5	479.0
Gross profit	106.8	88.3	205.9	180.7
Selling, general and administrative expenses	85.5	67.0	175.7	138.9
Restructuring and other operating charges (gains), net	0.9	(0.1)	0.8	(0.1)
Income from operations	20.4	21.4	29.4	41.9
Other (expenses) income:
Interest expense	(7.1)	(2.1)	(14.5)	(4.1)
Interest income	0.9	1.6	1.7	2.2
Other income, net	0.8	1.7	1.2	2.3
Income before income taxes	15.0	22.6	17.8	42.3
Income tax provision	4.5	5.8	6.0	11.2
Net income	10.5	16.8	11.8	31.1
Net income attributable to noncontrolling interest	—	(0.1)	—	(0.1)
Net income attributable to controlling interest	$10.5	$16.7	$11.8	$31.0
Per share data:
Earnings per common share - Basic	$0.46	$0.73	$0.51	$1.36
Earnings per common share - Diluted	$0.45	$0.72	$0.51	$1.35
Weighted average shares outstanding - Basic	23,013,839	22,877,075	22,976,570	22,855,304
Weighted average shares outstanding - Diluted	23,291,536	23,074,780	23,271,202	23,025,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$10.5	$16.8	$11.8	$31.1
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	6.4	(0.8)	9.5
Other comprehensive income (loss)	1.0	6.4	(0.8)	9.5
Comprehensive income	11.5	23.2	11.0	40.6
Comprehensive income attributable to noncontrolling interest	—	(0.1)	(0.1)	(0.2)
Comprehensive income attributable to controlling interest	$11.5	$23.1	$10.9	$40.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$11.8	$31.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.6	12.4
Amortization of acquisition-related inventory fair value step-up	1.6	—
Provision for credit losses	(0.5)	0.7
Provision for warranties	8.1	12.3
Deferred compensation expense	0.1	0.1
Share-based compensation	5.1	3.2
Deferred tax benefit	(0.2)	(0.9)
Gain on sale of property and equipment, net	(0.4)	(0.1)
Amortization of debt issuance costs	1.1	0.1
Distributions to deferred compensation programs' participants	(0.2)	(0.6)
Change in operating assets and liabilities:
Purchase of trading securities, net	(0.7)	(0.6)
Receivables and other contract assets	2.2	10.1
Inventories	15.8	(22.1)
Prepaid expenses	2.2	2.2
Other assets	4.1	1.4
Accounts payable	13.7	9.1
Accrued employee related liabilities	(6.9)	(0.5)
Other accrued liabilities	(0.2)	(1.8)
Accrued product warranty	(11.5)	(9.7)
Customer deposits	(20.9)	(7.7)
Income taxes payable/prepaid	(0.1)	(5.3)
Net cash provided by operating activities	52.8	33.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	(68.2)	—
Expenditures for property and equipment	(15.5)	(7.8)
Proceeds from sale of property and equipment	0.5	0.2
Proceeds from insurance	0.1	—
Purchase of investments	(0.9)	(0.6)
Sale of investments	0.3	0.5
Net cash used in investing activities	(83.7)	(7.7)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Payment of dividends	(6.0)	(5.9)
Proceeds from borrowings on credit facilities and bank loans	135.9	102.3
Repayments of borrowings on credit facilities and bank loans	(91.1)	(125.0)
Sale of Company stock by deferred compensation programs, net	—	0.1
Withholding tax paid upon vesting of share-based compensation awards	(2.6)	(0.7)
Net cash provided by (used in) financing activities	36.2	(29.2)
Effect of exchange rates on cash	(0.5)	1.4
Increase (decrease) in cash, cash equivalents and restricted cash	4.8	(2.1)
Cash, cash equivalents and restricted cash, beginning of period	72.0	90.8
Cash, cash equivalents and restricted cash, end of period	$76.8	$88.7

Supplemental cash flow information:
Cash paid during the year for:
Interest	$12.3	$3.4
Income taxes paid, net	$6.7	$18.0

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.6	$0.6

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.8	$1.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	22,877,530	$4.6	$149.6	$(40.6)	$(0.2)	$568.3	$(0.1)	$681.6
Net income	—	—	—	—	—	1.3	—	1.3
Other comprehensive (loss) income	—	—	—	(1.9)	—	—	0.1	(1.8)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.1)	—	(3.0)
Share-based compensation	—	—	2.6	—	—	—	—	2.6
Issuance of common stock under incentive plan	97,240	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(2.6)	—	—	—	—	(2.6)
Balance, March 31, 2026	22,974,770	$4.6	$149.7	$(42.5)	$(0.2)	$566.5	$—	$678.1
Net income	—	—	—	—	—	10.5	—	10.5
Other comprehensive income	—	—	—	1.0	—	—	—	1.0
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	2.5	—	—	—	—	2.5
Issuance of common stock under incentive plan	19,854	—	—	—	—	—	—	—
Balance, June 30, 2026	22,994,624	$4.6	$152.2	$(41.5)	$(0.2)	$574.0	$—	$689.1

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	22,803,976	$4.6	$142.9	$(51.1)	$(0.3)	$541.7	$(0.2)	$637.6
Net income	—	—	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	3.0	—	—	0.1	3.1
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of common stock under incentive plan	36,111	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(0.7)	—	—	—	—	(0.7)
Balance, March 31, 2025	22,840,087	$4.6	$144.0	$(48.1)	$(0.3)	$553.0	$(0.1)	$653.1
Net income	—	—	—	—	—	16.7	0.1	16.8
Other comprehensive income	—	—	—	6.4	—	—	—	6.4
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	1.5	—	—	—	—	1.5
Issuance of common stock under incentive plan	34,626	—	—	—	—	—	—	—
Deferred compensation programs' transactions, net	—	—	—	—	0.1	—	—	0.1
Balance, June 30, 2025	22,874,713	$4.6	$145.5	$(41.7)	$(0.2)	$566.7	$—	$674.9

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Astec and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025, the financial position as of June 30, 2026 and December 31, 2025 and the cash flows for the six months ended June 30, 2026 and 2025, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

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

Note 2. Acquisitions

CWMF Acquisition

On January 1, 2026, the Company completed the acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The total cash consideration paid by the Company for the CWMF acquisition was $70.1 million, and was funded by a combination of incremental borrowings on the Company's credit facilities and cash on hand. The acquisition increases production capacity in the Company's Infrastructure Solutions segment. Pro forma financial information is not included since the acquisition is not significant.

Acquisition-related costs of $0.4 million were expensed as incurred during the six months ended June 30, 2026. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $0.4 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the six months ended June 30, 2026.

The following table summarizes the preliminary purchase price allocation for the acquisition, which is subject to change as the Company continues to evaluate the fair value of the assets acquired and liabilities assumed:

(in millions)	Amount
Payment to equity holders	$68.3
Transaction expenses paid on behalf of the seller	1.8
Aggregate purchase consideration	70.1

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	2.1
Inventories	11.9
Other current assets	1.1
Property and equipment, net	14.9
Intangible assets, net	31.1
Total assets acquired	61.1
Total liabilities assumed	12.9
Total identifiable net assets	48.2
Goodwill	$21.9

INDEX
The preliminary purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired and liabilities assumed. The goodwill is expected to be deductible for tax purposes.

The following table summarizes the identifiable definite-lived intangible assets acquired. All intangible assets acquired in the CWMF acquisition are subject to amortization:

(in millions except useful lives)	Fair Value	Estimated Useful Life (in years)
Customer relationships	$25.9	7
Trade names	4.5	10
Other	0.7	5
Total identifiable definite-lived intangible assets acquired	$31.1

TerraSource Acquisition

On July 1, 2025 (the "Closing Date"), the Company completed the acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications. Pursuant to the acquisition, the Company acquired 100% of the equity interests of TerraSource. The total cash consideration paid by the Company for the TerraSource acquisition was $252.6 million. The acquisition provides the Company with access to adjacent markets in materials processing equipment and related aftermarket parts. The acquired TerraSource business is included in the Company's Materials Solutions reportable segment.

The Company financed the purchase price and related fees and expenses using net proceeds from a credit agreement entered into with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time.

Total acquisition-related costs of $6.7 million were expensed as incurred related to the acquisition, of which $1.4 million and $2.1 million were incurred during the three and six months ended June 30, 2025, respectively. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $0.2 million and $1.2 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the three and six months ended June 30, 2026, respectively.

In the first quarter of 2026, the Company recorded an adjustment of $2.1 million related to a refined valuation of deferred tax liabilities, which was offset in goodwill. In the second quarter of 2026, the Company recorded adjustments totalling $2.2 million, related to deferred tax and other liabilities, which were offset in goodwill, to finalize the purchase price allocation.

INDEX
The following table summarizes the purchase price allocation for the acquisition:

(in millions)	Amount
Payment to equity holders	$176.6
Payment of TerraSource's outstanding debt	71.9
Transaction expenses paid on behalf of the seller	4.1
Aggregate purchase consideration	252.6

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	3.7
Trade receivables, contract assets and other receivables, net	21.4
Inventories	58.4
Other current assets	10.8
Property and equipment, net	20.4
Intangible assets, net	127.2
Other long-term assets	6.3
Total assets acquired	248.2
Identifiable liabilities assumed:
Current liabilities	45.7
Long-term liabilities	36.2
Total liabilities assumed	81.9
Total identifiable net assets	166.3
Goodwill	$86.3

The purchase price allocation presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market and cost approaches. The goodwill is attributable to the differences between the fair value of the consideration transferred and the estimated fair value of the assets acquired and liabilities assumed. Goodwill of $17.4 million was deductible for tax purposes.

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

(in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$363.8	$726.6
Net income	10.4	23.3

These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting to illustrate the impact of amortization and depreciation expense related to acquired intangible and tangible assets, respectively, incremental

INDEX
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

Inventories consist of the following:

(in millions)	June 30, 2026	December 31, 2025
Raw materials and parts	$309.3	$309.6
Work-in-process	79.5	70.6
Finished goods	66.3	76.6
Used equipment	5.2	9.2
Total	$460.3	$466.0

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

INDEX
As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of June 30, 2026 and December 31, 2025 are Level 1 and Level 2 in the fair value hierarchy defined above:

	June 30, 2026
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$7.0	$—	$7.0
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.2	—	3.2
Agency bonds	—	0.5	0.5
U.S. government securities	3.6	—	3.6
Agency collateralized mortgage obligations	—	8.7	8.7
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$15.1	$9.8	$24.9
Financial liabilities:
Deferred compensation programs' liabilities	$—	$8.1	$8.1
Total financial liabilities	$—	$8.1	$8.1

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.9	$—	$5.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	0.9	0.9
U.S. government securities	2.4	—	2.4
Agency collateralized mortgage obligations	—	8.5	8.5
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$13.2	$10.0	$23.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.7	$6.7
Total financial liabilities	$—	$6.7	$6.7

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

Changes in the Company's product warranty liability for the three and six month periods ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reserve balance, beginning of the period	$17.3	$17.8	$19.3	$16.1
Warranty liabilities accrued	5.1	6.1	8.1	12.3
Warranty liabilities settled	(6.3)	(5.1)	(11.5)	(9.7)
Other	—	0.1	0.2	0.2
Reserve balance, end of the period	$16.1	$18.9	$16.1	$18.9

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

Liabilities related to the Company's accrued loss reserves consist of the following:

(in millions)	June 30, 2026	December 31, 2025
"Other current liabilities"	$1.8	$1.8
"Other long-term liabilities"	4.9	5.1
Total accrued loss reserves	$6.7	$6.9

Note 7. Income Taxes

For the three months ended June 30, 2026, the Company recorded an income tax provision of $4.5 million, reflecting a 30.0% effective tax rate, compared to $5.8 million for the three months ended June 30, 2025, reflecting a 25.7% effective tax rate. The income tax expense for the three months ended June 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

For the six months ended June 30, 2026, the Company recorded income tax expense of $6.0 million, reflecting a 33.7% effective tax rate, compared to $11.2 million for the six months ended June 30, 2025, reflecting a 26.5% effective tax rate. The income tax expense for the six months ended June 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

The Company's recorded liability for uncertain tax positions was $14.7 million and $14.1 million as of June 30, 2026 and December 31, 2025, respectively. The increase is the result of $0.6 million of incremental reserves associated with a research and development credit generated during 2026.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under examination by the U.S. Internal Revenue Service ("IRS") for tax year 2023. In addition, certain matters from prior IRS examinations involving tax years 2014 and 2016 through 2019 remain under consideration by the IRS Office of Appeals. The Company is also subject to various state and foreign tax examinations. As of June 30, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $0.4 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. These arrangements expire at various dates through March 2030. The agreements provide

INDEX
that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.1 million related to these guarantees as of both June 30, 2026 and December 31, 2025, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "2025 Credit Facility"), which outstanding letters of credit totaled $5.9 million as of June 30, 2026. The outstanding letters of credit expire at various dates through April 2027. Unused letters of credit under the 2025 Credit Facility were $24.1 million as of June 30, 2026. The Company is additionally contingently liable for a total of $3.8 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $3.4 million are secured by separate credit facilities with various financial institutions as of June 30, 2026. Unused letters of credit under these separate credit facilities were $7.3 million as of June 30, 2026.

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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and six-month periods ended June 30, 2026 and 2025 (excluding intercompany sales):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$146.8	$74.2	$221.0	$120.9	$55.8	$176.7
Parts and service revenues	62.6	42.3	104.9	59.1	19.7	78.8
Other	6.7	—	6.7	6.5	—	6.5
Total domestic revenue	216.1	116.5	332.6	186.5	75.5	262.0

Net Sales-International:
Equipment sales	8.7	35.1	43.8	14.0	31.5	45.5
Parts and service revenues	3.2	27.4	30.6	3.8	17.9	21.7
Other	0.3	0.8	1.1	0.3	0.8	1.1
Total international revenue	12.2	63.3	75.5	18.1	50.2	68.3
Total net sales	$228.3	$179.8	$408.1	$204.6	$125.7	$330.3

INDEX

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$279.6	$134.3	$413.9	$256.3	$88.1	$344.4
Parts and service revenues	142.9	80.4	223.3	137.1	39.5	176.6
Other	14.1	0.3	14.4	14.8	—	14.8
Total domestic revenue	436.6	215.0	651.6	408.2	127.6	535.8

Net Sales-International:
Equipment sales	19.3	73.1	92.4	21.5	54.5	76.0
Parts and service revenues	8.9	49.4	58.3	10.3	35.7	46.0
Other	0.5	1.6	2.1	0.6	1.3	1.9
Total international revenue	28.7	124.1	152.8	32.4	91.5	123.9
Total net sales	$465.3	$339.1	$804.4	$440.6	$219.1	$659.7

As of June 30, 2026, the Company had contract assets of $6.9 million and contract liabilities, excluding customer deposits, of $6.4 million, including $1.7 million of deferred revenue related to extended warranties. As of December 31, 2025, the Company had contract assets of $5.9 million and contract liabilities, excluding customer deposits, of $7.7 million, including $1.4 million of deferred revenue related to extended warranties.

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

Segment Operating Adjusted EBITDA is the measure of segment profit or loss used by the Company's Chief Executive Officer ("CEO"), who is the chief operating decision maker ("CODM"), to evaluate performance and allocate resources to the reportable segments. The CODM uses this measure to allocate resources, including headcount, financial resources and capital resources, for each segment, predominantly in the annual budgeting process. Additionally, Segment Operating Adjusted EBITDA is believed to strongly correlate with shareholder returns and is, therefore, included as a key component in the compensation of certain employees. This metric is used to monitor actual results versus budget and forecast on a monthly basis to assess segment performance as compared to expectations. Segment Operating Adjusted EBITDA is defined as net income or loss before the impact of interest income or expense, income taxes, depreciation and amortization and certain other adjustments that are not considered by the CODM in the evaluation of ongoing operating performance. Beginning January 1, 2026, the Company's presentation of Segment Operating Adjusted EBITDA has been modified to include the gain or loss on sale of property and equipment. Prior periods have been revised to reflect this change.

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

INDEX
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

Asset information for the Company's reportable segments is set forth below:

	June 30, 2026			December 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,326.3	$1,167.9	$2,494.2	$1,210.4	$1,147.7	$2,358.1

Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$228.3	$179.8	$408.1	$204.6	$125.7	$330.3
Intersegment revenues	5.8	0.6	6.4	9.4	0.9	10.3
Total revenues - reportable segments	$234.1	$180.4	$414.5	$214.0	$126.6	$340.6

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$110.2	$77.7	$187.9	$95.9	$66.0	$161.9
Parts	29.6	31.1	60.7	28.1	18.9	47.0
Other	23.6	16.9	40.5	22.0	8.4	30.4
General and administrative	12.5	12.9	25.4	13.3	8.0	21.3
Sales and marketing	12.1	11.9	24.0	11.1	6.7	17.8
Quality costs (1)	3.5	3.2	6.7	6.3	2.4	8.7
Research and development	3.5	3.0	6.5	4.2	2.3	6.5
Inventory period costs (2)	6.3	2.4	8.7	0.8	1.4	2.2
Other segment items (3)	(0.1)	(0.8)	(0.9)	0.1	(1.8)	(1.7)
Reportable Segment Operating Adjusted EBITDA	$32.9	$22.1	$55.0	$32.2	$14.3	$46.5

Reportable segment capital expenditures	$4.2	$3.0	$7.2	$3.0	$0.9	$3.9

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

INDEX

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$465.3	$339.1	$804.4	$440.6	$219.1	$659.7
Intersegment revenues	14.0	1.9	15.9	18.2	3.0	21.2
Total revenues - reportable segments	$479.3	$341.0	$820.3	$458.8	$222.1	$680.9

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$208.6	$147.8	$356.4	$193.5	$106.9	$300.4
Parts	68.3	58.0	126.3	64.4	38.0	102.4
Other	53.6	44.0	97.6	46.5	19.0	65.5
General and administrative	25.8	26.6	52.4	28.2	15.8	44.0
Sales and marketing	28.0	22.5	50.5	22.5	13.0	35.5
Quality costs (1)	8.3	3.9	12.2	12.9	4.9	17.8
Research and development	7.5	5.5	13.0	8.6	4.2	12.8
Inventory period costs (2)	11.7	3.0	14.7	7.1	3.0	10.1
Other segment items (3)	(0.2)	(1.3)	(1.5)	—	(2.2)	(2.2)
Reportable Segment Operating Adjusted EBITDA	$67.7	$31.0	$98.7	$75.1	$19.5	$94.6

Reportable segment capital expenditures	$9.1	$5.9	$15.0	$5.9	$1.6	$7.5

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

INDEX
The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "Income before income taxes" is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Segment Operating Adjusted EBITDA - reportable segments	$55.0	$46.5	$98.7	$94.6
Corporate and Other expenses	(12.4)	(12.7)	(25.8)	(25.6)
Transformation program	(4.6)	(3.4)	(8.4)	(10.3)
Restructuring and other related charges	(1.2)	—	(1.2)	—
Acquisition and integration costs	(1.2)	(1.4)	(4.1)	(2.2)
Interest expense, net	(6.2)	(0.5)	(12.8)	(1.9)
Depreciation and amortization	(14.4)	(6.0)	(28.6)	(12.4)
Net loss attributable to noncontrolling interest	—	0.1	—	0.1
Income before income taxes	$15.0	$22.6	$17.8	$42.3

"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
United States	$332.6	$262.0	$651.6	$535.8
Canada	19.8	17.6	43.8	33.0
Australia	10.9	14.5	23.4	19.2
Europe	9.6	7.6	17.6	15.0
Africa	9.2	8.3	16.3	16.5
South America (excluding Brazil)	4.5	3.2	13.8	6.4
Brazil	5.3	10.6	12.6	16.3
Asia	6.5	3.6	12.2	10.4
Mexico	5.9	1.3	7.9	4.5
Central America (excluding Mexico)	2.0	0.2	3.0	0.6
Other	1.8	1.4	2.2	2.0
Total foreign	75.5	68.3	152.8	123.9
Total net sales	$408.1	$330.3	$804.4	$659.7

Note 11. Strategic Transformation, Restructuring Charges and Other Operating Gains, net

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

Net capitalized implementation costs associated with the ERP implementation totaled $26.4 million, of which $3.6 million and $22.8 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of June 30, 2026. Net capitalized implementation costs totaled $28.2 million, of which $3.6 million and $24.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2025. Accumulated amortization associated with these capitalized implementation costs totaled $11.1 million and $9.2 million as of June 30, 2026 and December 31, 2025, respectively.

INDEX
Costs associated with these strategic transformation programs are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Strategic transformation programs
Selling, general and administrative expenses	$4.6	$3.4	$8.4	$10.3
Cost of sales	—	—	—	0.1
Total costs related to strategic transformation initiatives	$4.6	$3.4	$8.4	$10.4

Amortization of capitalized implementation costs (1)	$1.0	$1.0	$1.9	$1.9

(1) Amortization of capitalized implementation costs is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

The Company periodically sells or disposes of its assets in the normal course of its business operations as they are no longer needed or used and may incur gains or losses on these disposals. Certain of the costs associated with these decisions are separately identified as restructuring. The Company reports asset impairment charges, excluding goodwill impairment, and gains or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other operating charges (gains), net" in the Consolidated Statements of Operations to the extent they are experienced.

During the three months ended June 30, 2026, "Restructuring and other operating charges (gains), net" in the Consolidated Statements of Operations included certain severance payments and benefits associated with the exit of a Group President.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Denominator:
Denominator for basic earnings per common share	23,013,839	22,877,075	22,976,570	22,855,304
Effect of dilutive securities	277,697	197,705	294,632	170,620
Denominator for diluted earnings per common share	23,291,536	23,074,780	23,271,202	23,025,924

Antidilutive securities excluded from the calculation of diluted earnings per share	1,377	1,300	1,348	864

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

Executive Summary

Highlights of our financial results for the three months ended June 30, 2026 as compared to the same period of the prior year include the following:

•Net sales were $408.1 million, an increase of 23.6%
•Gross profit was $106.8 million, an increase of 21.0%
•Income from operations was $20.4 million, a decrease of 4.7%
•Net income attributable to Astec was $10.5 million, a decrease of 37.1%
•Diluted income per share was $0.45, a decrease of 37.5%
•Backlog was $601.1 million, an increase of 57.9%

Recent Developments and Business Conditions

CWMF Acquisition – On January 1, 2026, we completed our acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The acquisition increases production capacity in our Infrastructure Solutions segment.

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module worldwide and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the second quarter of 2026, we have incurred total implementation costs of approximately $158 million.

See Note 11, Strategic Transformation, Restructuring Charges and Other Operating Gains, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

INDEX
Steel is a major component of our equipment. Increased steel demand in certain markets and elevated freight and energy costs have driven increased steel prices in the first half of 2026. We anticipate that steel prices will remain elevated during the remainder of 2026.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Oil prices have routinely fluctuated in recent years and have experienced a significant rise in the first half of 2026 due to the conflict in the Middle East. We anticipate that these high prices will persist in the short term.

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

Results of Operations

Net Sales

Net sales for the second quarter of 2026 were $408.1 million compared to $330.3 million for the second quarter of 2025, an increase of $77.8 million, or 23.6%. The increase in net sales was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $42.6 million and parts and service revenues of $35.0 million. Included in the net increase is $48.6 million of incremental net sales from acquired businesses. Sales reported by our foreign subsidiaries in U.S. dollars for the second quarter of 2026 would have been $4.0 million lower had second quarter 2026 foreign exchange rates been the same as second quarter 2025 rates.

Net sales for the first six months of 2026 were $804.4 million compared to $659.7 million for the first six months of 2025, an increase of $144.7 million, or 21.9%. The increase in net sales was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $85.9 million and parts and service revenues of $59.0 million. Included in the net increase is $98.1 million of incremental net sales from acquired businesses. Sales reported by our foreign subsidiaries in U.S. dollars for the first six months of 2026 would have been $8.5 million lower had the first six months of 2026 foreign exchange rates been the same as the first six months of 2025 rates.

Domestic sales for the second quarter of 2026 were $332.6 million, or 81.5% of consolidated net sales, compared to $262.0 million, or 79.3% of consolidated net sales, for the second quarter of 2025, an increase of $70.6 million, or 26.9%. Domestic sales increased primarily due to higher equipment sales of $44.3 million and parts and service revenues of $26.1 million. Included in the net increase is $37.0 million of incremental net sales from acquired businesses.

Domestic sales for the first six months of 2026 were $651.6 million, or 81.0% of consolidated net sales, compared to $535.8 million, or 81.2% of consolidated net sales, for the first six months of 2025, an increase of $115.8 million, or 21.6%. Domestic sales increased primarily due to higher equipment sales of $69.5 million and parts and service revenues of $46.7 million. Included in the net increase is $79.0 million of incremental net sales from acquired businesses.

International sales for the second quarter of 2026 were $75.5 million, or 18.5% of consolidated net sales, compared to $68.3 million, or 20.7% of consolidated net sales, for the second quarter of 2025, an increase of $7.2 million, or 10.5%. International sales increased primarily due to higher parts and service revenues of $8.9 million partially offset by lower equipment sales of $1.7 million. Included in the net increase is $11.6 million of incremental net sales from acquired businesses.

International sales for the first six months of 2026 were $152.8 million, or 19.0% of consolidated net sales, compared to $123.9 million, or 18.8% of consolidated net sales, for the first six months of 2025, an increase of $28.9 million, or 23.3%. International sales increased primarily due to higher equipment sales of $16.4 million and parts and service revenues of $12.3 million. Included in the net increase is $19.1 million of incremental net sales from acquired businesses.

Gross Profit

Gross profit for the second quarter of 2026 was $106.8 million, or 26.2% of net sales, as compared to $88.3 million, or 26.7% of net sales, for the second quarter of 2025, an increase of $18.5 million, or 21.0%. The increase in gross profit was primarily driven by the impact of net favorable volume and mix coupled with favorable pricing of $41.0 million and lower warranty program costs of $1.0 million. This increase was partially offset by (i) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $8.6 million, (ii) the impact of inflation on materials, labor and overhead of $8.4 million and (iii) net unfavorable inventory adjustments of $6.4 million.

INDEX
Gross profit for the first six months of 2026 was $205.9 million, or 25.6% of net sales, as compared to $180.7 million, or 27.4% of net sales, for the first six months of 2025, an increase of $25.2 million, or 13.9%. The increase in gross profit was primarily driven by the impact of net favorable volume and mix coupled with favorable pricing of $66.4 million and lower warranty program costs of $4.2 million. This increase was partially offset by (i) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $24.8 million, (ii) the impact of inflation on materials, labor and overhead of $14.6 million and (iii) net unfavorable inventory adjustments of $4.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.5 million or 21.0% of net sales, for the second quarter of 2026, compared to $67.0 million, or 20.3% of net sales, for the second quarter of 2025, an increase of $18.5 million, or 27.6%, primarily due to (i) increased intangible asset amortization expense of $7.2 million, (ii) increased personnel-related costs of $5.3 million, (iii) increased technology support costs of $1.8 million, (iv) increased costs related to our strategic transformation program of $1.2 million, (v) increased professional service costs of $1.1 million and (vi) increased dealer commissions of $0.9 million.

Selling, general and administrative expenses were $175.7 million, or 21.8% of net sales, for the first six months of 2026, compared to $138.9 million, or 21.1% of net sales, for the first six months of 2025, an increase of $36.8 million, or 26.5%, primarily due to (i) increased intangible asset amortization expense of $14.4 million, (ii) increased personnel-related costs of $13.1 million, (iii) increased exhibit and promotional costs of $3.6 million primarily due to the ConExpo industry trade show held once every three years, (iv) increased technology support costs of $1.8 million and (v) increased dealer commissions of $1.7 million. These increases were partially offset by lower costs related to our strategic transformation program of $1.9 million.

Interest Expense

Interest expense of $7.1 million and $14.5 million was incurred in the three and six months ended June 30, 2026, respectively, as compared to $2.1 million and $4.1 million in the three and six months ended June 30, 2025, respectively, primarily related to higher average outstanding borrowings coupled with higher interest rates on the 2025 Credit Facility as compared to our previous credit facility.

Income Tax

Our income tax expense for the second quarter of 2026 was $4.5 million compared to $5.8 million for the second quarter of 2025. Our effective income tax rate was 30.0% for the second quarter of 2026 compared to 25.7% for the second quarter of 2025. The income tax expense for the three months ended June 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

Our income tax expense for the first six months of 2026 was $6.0 million compared to $11.2 million for the first six months of 2025. Our effective tax rate was 33.7% for the first six months of 2026 compared to 26.5% for the first six months of 2025. The income tax expense for the six months ended June 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income and changes in the relative weighting of jurisdictional income and loss.

Backlog

	June 30,
(in millions, except percentage data)	2026	2025	$ Change	% Change
Infrastructure Solutions	$288.6	$256.1	$32.5	12.7%
Materials Solutions	312.5	124.7	187.8	150.6%

Domestic Backlog	501.4	308.1	193.3	62.7%
International Backlog	99.7	72.7	27.0	37.1%

The backlog of orders as of June 30, 2026 was $601.1 million compared to $380.8 million as of June 30, 2025, an increase of $220.3 million, or 57.9%. The increases in backlog are driven by organic growth due to increased demand in the aggregates business, partially attributable to large data center projects, and inorganic contributions. Uncertainty driven by macroeconomic factors, such as changing interest rates, global tariff policies and geopolitical conflicts, as well as seasonality, have historically had an impact on our backlog.

INDEX
Segment Net Sales – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$228.3	$204.6	$23.7	11.6%
Materials Solutions	179.8	125.7	54.1	43.0%

Infrastructure Solutions

Sales in this segment were $228.3 million for the second quarter of 2026 compared to $204.6 million for the same period in 2025, an increase of $23.7 million, or 11.6%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $20.6 million and parts and service revenues of $2.9 million. Included in the net increase is $8.0 million of incremental net sales from the acquired CWMF business.

Domestic sales for the Infrastructure Solutions segment increased $29.6 million, or 15.9%, for the second quarter of 2026 compared to the same period in 2025 primarily due to higher equipment sales of $25.9 million and parts and service revenues of $3.5 million. Included in the net increase is $8.0 million of incremental net sales from the acquired CWMF business.

International sales for the Infrastructure Solutions segment decreased $5.9 million, or 32.6%, for the second quarter of 2026 compared to the same period in 2025 primarily due to lower equipment sales of $5.3 million.

Materials Solutions

Sales in this segment were $179.8 million for the second quarter of 2026 compared to $125.7 million for the same period in 2025, an increase of $54.1 million, or 43.0%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in parts and service revenues of $32.1 million and equipment sales of $22.0 million. Included in the net increase is $40.6 million of incremental net sales from the acquired TerraSource business.

Domestic sales for the Materials Solutions segment increased by $41.0 million, or 54.3%, for the second quarter of 2026 compared to the same period in 2025, primarily due to higher parts and service revenues of $22.6 million and equipment sales of $18.4 million. Included in the net increase is $29.0 million of incremental net sales from the acquired TerraSource business.

International sales for the Materials Solutions segment increased $13.1 million, or 26.1%, for the second quarter of 2026 compared to the same period in 2025 primarily due to higher parts and service revenues of $9.5 million and equipment sales of $3.6 million. Included in the net increase is $11.6 million of incremental net sales from the acquired TerraSource business.

Segment Net Sales – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$465.3	$440.6	$24.7	5.6%
Materials Solutions	339.1	219.1	120.0	54.8%

Infrastructure Solutions

Sales in this segment were $465.3 million for the first six months of 2026 compared to $440.6 million for the same period in 2025, an increase of $24.7 million, or 5.6%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $21.1 million and parts and service revenues of $4.4 million. Included in the net increase is $25.9 million of incremental net sales from the acquired CWMF business.

Domestic sales for the Infrastructure Solutions segment increased $28.4 million, or 7.0%, for the first six months of 2026 compared to the same period in 2025 primarily due to higher equipment sales of $23.3 million and parts and service revenues of $5.8 million. Included in the net increase is $25.9 million of incremental net sales from the acquired CWMF business.

International sales for the Infrastructure Solutions segment decreased $3.7 million, or 11.4%, for the first six months of 2026 compared to the same period in 2025 primarily due to lower equipment sales of $2.2 million and parts and service revenues of $1.4 million.

Materials Solutions

Sales in this segment were $339.1 million for the first six months of 2026 compared to $219.1 million for the same period in 2025, an increase of $120.0 million, or 54.8%. The increase was primarily driven by net favorable volume and mix coupled with

INDEX
favorable pricing that generated increases in equipment sales of $64.8 million and parts and service revenues of $54.6 million. Included in the net increase is $72.2 million of incremental net sales from the acquired TerraSource business.

Domestic sales for the Materials Solutions segment increased by $87.4 million, or 68.5%, for the first six months of 2026 compared to the same period in 2025, primarily due to higher equipment sales of $46.2 million and parts and service revenues of $40.9 million. Included in the net increase is $53.1 million of incremental net sales from the acquired TerraSource business.

International sales for the Materials Solutions segment increased $32.6 million, or 35.6%, for the first six months of 2026 compared to the same period in 2025 primarily due to higher equipment sales of $18.6 million and parts and service revenues of $13.7 million. Included in the net increase is $19.1 million of incremental net sales from the acquired TerraSource business.

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

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$32.9	$32.2	$0.7	2.2%
Materials Solutions	22.1	14.3	7.8	54.5%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $32.9 million for the second quarter of 2026 compared to $32.2 million for the same period in 2025, an increase of $0.7 million, or 2.2%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable pricing, volume and mix that generated higher gross profit of $10.3 million and lower quality-related expenses of $2.8 million. These increases were partially offset by (i) the impact of inflation on materials, labor and overhead of $5.9 million, (ii) unfavorable inventory adjustments of $5.4 million and (iii) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $1.3 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $22.1 million for the second quarter of 2026 compared to $14.3 million for the same period in 2025, an increase of $7.8 million, or 54.5%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable volume and mix coupled with favorable pricing that generated higher gross profit of $30.7 million. These increases were partially offset by (i) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $7.0 million, (ii) higher personnel-related costs of $6.2 million, (iii) the impact of inflation on materials, labor and overhead of $2.5 million, (iv) net foreign currency transaction gains of $2.1 million in the prior year, (v) net unfavorable inventory adjustments of $1.0 million, (vi) increased dealer commissions of $0.9 million and (vii) higher quality-related expenses of $0.8 million.

INDEX
Segment Operating Adjusted EBITDA – Six Months Ended:

	Six Months Ended June 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$67.7	$75.1	$(7.4)	(9.9)%
Materials Solutions	31.0	19.5	11.5	59.0%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $67.7 million for the first six months of 2026 compared to $75.1 million for the same period in 2025, a decrease of $7.4 million, or 9.9%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) the impact of inflation on materials, labor and overhead of $10.4 million, (ii) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $8.0 million, (iii) net unfavorable inventory adjustments of $4.7 million and (iv) higher exhibit and promotional costs of $1.9 million. These decreases were partially offset by the sales impact of net favorable pricing, volume and mix of $13.1 million and lower quality-related expenses of $4.6 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $31.0 million for the first six months of 2026 compared to $19.5 million for the same period in 2025, an increase of $11.5 million, or 59.0%. The increase in Segment Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable volume and mix coupled with favorable pricing that generated higher gross profit of $53.3 million. These increases were partially offset by (i) manufacturing inefficiencies, inclusive of freight, duties and tariffs, of $16.1 million, (ii) higher personnel-related costs of $12.7 million, (iii) the impact of inflation on materials, labor and overhead of $4.2 million, (iv) increased dealer commissions of $1.7 million, (v) net foreign currency transaction gains of $1.9 million in the prior year and (vi) net unfavorable impact of the exhibit and promotion expense of $1.4 million.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $12.4 million for the second quarter of 2026 compared to $12.7 million for the same period in 2025, a decrease of $0.3 million, or 2.4%.

Corporate and Other operations had net expenses of $25.8 million for the first six months of 2026 compared to $25.6 million for the first six months of 2025, an increase of $0.2 million, or 0.8%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our 2025 Credit Facilities and cash flows from operations. As of June 30, 2026, our total liquidity was $265.8 million, consisting of $75.7 million of cash and cash equivalents available for operating purposes and $190.1 million available for additional borrowings under the 2025 Revolving Credit Facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $36.5 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

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

On July 1, 2025, we entered into the 2025 Credit Agreement that provides for (i) the 2025 Revolving Credit Facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million. We had outstanding principal indebtedness on the term loan facility of $332.5 million and $54.0 million outstanding borrowings under the 2025 Revolving Credit Facility as of June 30, 2026. Our outstanding letters of credit totaling $5.9 million decreased borrowing availability to $190.1 million under the 2025 Revolving Credit Facility as of June 30, 2026.

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

INDEX
Each of these credit facilities is generally guaranteed by Astec Industries, Inc. and/or secured with certain assets of the local subsidiary.

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of June 30, 2026, open purchase obligations totaled $196.0 million, of which $179.4 million are expected to be fulfilled within the remainder of 2026.

We estimate that our capital expenditures will be between $35.0 million and $45.0 million for the year ending December 31, 2026, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

Cash Flows

The following table summarizes cash flows during the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$52.8	$33.4
Net cash used in investing activities	(83.7)	(7.7)
Net cash provided by (used in) financing activities	36.2	(29.2)
Effect of exchange rates on cash	(0.5)	1.4
Increase (decrease) in cash, cash equivalents and restricted cash	4.8	(2.1)
Cash, cash equivalents and restricted cash, end of period	$76.8	$88.7

Net cash provided by operating activities

Our operating activities provided net cash of $52.8 million for the six months ended June 30, 2026 as compared to $33.4 million for the six months ended June 30, 2025. This increase is primarily due to net cash provided by our operating assets and liabilities of $22.6 million partially offset by decreased cash inflows from net income reduced by non-cash charges of $3.6 million. The net cash provided by our operating assets and liabilities was mainly driven by fluctuations in inventories of $37.9 million and prepaid and refundable income taxes of $5.2 million. The net cash provided was partially offset by fluctuations in (i) customer deposits of $13.2 million, (ii) trade and other receivables of $7.9 million and (iii) higher employee-related payments of $6.4 million.

Net cash used in investing activities

Net cash used in investing activities was $83.7 million during the six months ended June 30, 2026 as compared to $7.7 million during the six months ended June 30, 2025, primarily due to the CWMF acquisition and increased capital expenditures of $7.7 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $36.2 million during the six months ended June 30, 2026 as compared to a net use of $29.2 million during the six months ended June 30, 2025, primarily due to higher net debt borrowings in 2026 as compared to net repayments in 2025.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the second quarter of both 2026 and 2025.

Financial Condition

Our total current assets decreased to $816.4 million as of June 30, 2026 from $816.6 million as of December 31, 2025, a decrease of $0.2 million. Decreases in inventories and prepaid and other assets of $5.7 million and $1.8 million, respectively, were offset by increases in cash, cash equivalents and restricted cash and prepaid and refundable income taxes of $4.8 million and $2.4 million, respectively.

Our total current liabilities decreased to $324.4 million as of June 30, 2026 from $328.0 million as of December 31, 2025, a decrease of $3.6 million, or 1.1%, due primarily to decreases in (i) customer deposits of $10.5 million, (ii) accrued employee-related liabilities of $6.4 million and (iii) accrued product warranties of $3.2 million. These decreases were partially offset by increases in accounts payable and other current liabilities of $14.1 million and $2.7 million, respectively.

INDEX
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended June 30, 2026, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

INDEX
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: August 5, 2026	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2026	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)