Form 10-Q
period 2026-09-30
ASTEC INDUSTRIES INC
filed 2026-11-05
CIK 792987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-11595
Astec Industries, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0873631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Shepherd Road
Chattanooga, TN	37421
(Address of principal executive offices)	(Zip Code)
(423) 899-5898
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.20 par value)	ASTE	The Nasdaq Stock Market LLC

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

As of October 30, 2026, there were 23,043,320 shares of Common Stock outstanding.

ASTEC INDUSTRIES, INC.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

INDEX
PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ASTEC INDUSTRIES, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$64.4	$72.0
Investments	1.5	2.1
Trade receivables, contract assets and other receivables, net of allowance for credit losses of $3.4 and $3.7, respectively	220.5	218.7
Inventories	484.4	466.0
Prepaid and refundable income taxes	21.1	15.0
Prepaid expenses and other assets	41.5	42.8
Total current assets	833.4	816.6
Property and equipment, net of accumulated depreciation of $300.9 and $285.0, respectively	239.2	222.3
Investments	22.3	21.1
Goodwill	132.4	111.8
Intangible assets, net of accumulated amortization of $93.1 and $70.1, respectively	131.2	124.5
Deferred income tax assets	21.2	25.3
Other long-term assets	37.7	45.6
Total assets	$1,417.4	$1,367.2
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$18.4	$16.2
Short-term debt	11.2	12.1
Accounts payable	113.3	93.5
Customer deposits	101.1	83.7
Accrued product warranty	17.0	19.3
Accrued employee related liabilities	42.5	51.2
Other current liabilities	56.9	52.0
Total current liabilities	360.4	328.0
Long-term debt	345.2	319.6
Deferred income tax liabilities	5.7	6.7
Other long-term liabilities	29.8	31.3
Total liabilities	741.1	685.6
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock – authorized 2,000,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized 40,000,000 shares of $0.20 par value; issued and outstanding – 23,043,320 as of September 30, 2026 and 22,877,530 as of December 31, 2025	4.6	4.6
Additional paid-in capital	154.5	149.6
Accumulated other comprehensive loss	(41.3)	(40.6)
Company stock held by deferred compensation programs, at cost	(0.2)	(0.2)
Retained earnings	558.8	568.3
Shareholders' equity	676.4	681.7
Noncontrolling interest	(0.1)	(0.1)
Total equity	676.3	681.6
Total liabilities and equity	$1,417.4	$1,367.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$352.4	$350.1	$1,156.8	$1,009.8
Cost of sales	270.1	265.9	868.6	744.9
Gross profit	82.3	84.2	288.2	264.9
Selling, general and administrative expenses	84.2	83.3	259.9	222.2
Restructuring and other operating charges (gains), net	1.4	(0.2)	2.2	(0.3)
(Loss) income from operations	(3.3)	1.1	26.1	43.0
Other expenses:
Interest expense	(7.2)	(7.3)	(21.7)	(11.4)
Interest income	0.8	0.7	2.5	2.9
Other income, net	0.1	0.4	1.3	2.7
(Loss) income before income taxes	(9.6)	(5.1)	8.2	37.2
Income tax provision (benefit)	2.7	(0.9)	8.7	10.3
Net (loss) income	(12.3)	(4.2)	(0.5)	26.9
Net loss (income) attributable to noncontrolling interest	0.1	—	0.1	(0.1)
Net (loss) income attributable to controlling interest	$(12.2)	$(4.2)	$(0.4)	$26.8
Per share data:
(Loss) earnings per common share - Basic	$(0.53)	$(0.18)	$(0.02)	$1.17
(Loss) earnings per common share - Diluted	$(0.53)	$(0.18)	$(0.02)	$1.16
Weighted average shares outstanding - Basic	23,048,094	22,890,301	23,000,673	22,867,098
Weighted average shares outstanding - Diluted	23,048,094	22,890,301	23,000,673	23,062,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(12.3)	$(4.2)	$(0.5)	$26.9
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	(0.4)	(0.6)	9.1
Other comprehensive income (loss)	0.2	(0.4)	(0.6)	9.1
Comprehensive (loss) income	(12.1)	(4.6)	(1.1)	36.0
Comprehensive loss (income) attributable to noncontrolling interest	0.1	(0.1)	—	(0.3)
Comprehensive (loss) income attributable to controlling interest	$(12.0)	$(4.7)	$(1.1)	$35.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(0.5)	$26.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43.1	24.7
Amortization of acquisition-related inventory fair value step-up	1.6	4.3
Provision for credit losses	—	0.9
Provision for warranties	14.5	18.1
Deferred compensation expense	—	0.1
Share-based compensation	8.5	4.9
Deferred tax provision	2.3	0.1
Gain on sale of property and equipment, net	(0.4)	(0.1)
Amortization of debt issuance costs	1.6	0.7
Distributions to deferred compensation programs' participants	(0.3)	(0.9)
Change in operating assets and liabilities:
Purchase of trading securities, net	—	(0.8)
Receivables and other contract assets	0.4	(2.5)
Inventories	(8.0)	(19.5)
Prepaid expenses	1.0	9.1
Other assets	6.7	1.8
Accounts payable	19.5	(1.1)
Accrued employee related liabilities	(9.2)	9.5
Other accrued liabilities	2.0	(5.6)
Accrued product warranty	(17.0)	(16.3)
Customer deposits	7.1	(18.7)
Income taxes payable/prepaid	(2.7)	(10.3)
Net cash provided by operating activities	70.2	25.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(68.2)	(248.5)
Expenditures for property and equipment	(22.2)	(12.0)
Proceeds from sale of property and equipment	0.6	0.2
Proceeds from insurance	0.1	—
Purchase of investments	(1.0)	(0.8)
Sale of investments	0.3	0.7
Net cash used in investing activities	(90.4)	(260.4)

(Continued)

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Payment of dividends	(8.9)	(8.9)
Proceeds from borrowings on credit facilities and bank loans	139.3	454.8
Repayments of borrowings on credit facilities and bank loans	(113.5)	(222.5)
Payment of debt issuance costs	—	(10.4)
Sale of Company stock by deferred compensation programs, net	—	0.1
Withholding tax paid upon vesting of share-based compensation awards	(3.8)	(0.7)
Net cash provided by financing activities	13.1	212.4
Effect of exchange rates on cash	(0.5)	1.2
Decrease in cash, cash equivalents and restricted cash	(7.6)	(21.5)
Cash, cash equivalents and restricted cash, beginning of period	72.0	90.8
Cash, cash equivalents and restricted cash, end of period	$64.4	$69.3

Supplemental cash flow information:
Cash paid during the year for:
Interest	$19.1	$10.2
Income taxes paid, net	$9.8	$18.6

Supplemental disclosures of non-cash items:
Non-cash investing activities:
Capital expenditures in accounts payable	$0.4	$0.4

Non-cash financing activities:
Additions to right-of-use assets and lease liabilities	$0.9	$2.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity
(In millions, except share and per share data, unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Company Shares Held by DCP	Retained Earnings	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	22,877,530	$4.6	$149.6	$(40.6)	$(0.2)	$568.3	$(0.1)	$681.6
Net income	—	—	—	—	—	1.3	—	1.3
Other comprehensive (loss) income	—	—	—	(1.9)	—	—	0.1	(1.8)
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.1)	—	(3.0)
Share-based compensation	—	—	2.6	—	—	—	—	2.6
Issuance of common stock under incentive plan	97,240	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(2.6)	—	—	—	—	(2.6)
Balance, March 31, 2026	22,974,770	$4.6	$149.7	$(42.5)	$(0.2)	$566.5	$—	$678.1
Net income	—	—	—	—	—	10.5	—	10.5
Other comprehensive income	—	—	—	1.0	—	—	—	1.0
Dividends ($0.13 per share)	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation	—	—	2.5	—	—	—	—	2.5
Issuance of common stock under incentive plan	19,854	—	—	—	—	—	—	—
Balance, June 30, 2026	22,994,624	$4.6	$152.2	$(41.5)	$(0.2)	$574.0	$—	$689.1
Net loss	—	—	—	—	—	(12.2)	(0.1)	(12.3)
Other comprehensive income	—	—	—	0.2	—	—	—	0.2
Dividends ($0.13 per share)	—	—	0.1	—	—	(3.0)	—	(2.9)
Share-based compensation	—	—	3.4	—	—	—	—	3.4
Issuance of common stock under incentive plan	48,696	—	—	—	—	—	—	—
Withholding tax paid upon equity award vesting	—	—	(1.2)	—	—	—	—	(1.2)
Balance, September 30, 2026	23,043,320	$4.6	$154.5	$(41.3)	$(0.2)	$558.8	$(0.1)	$676.3

INDEX
ASTEC INDUSTRIES, INC.
Consolidated Statements of Equity (Continued)
(In millions, except share and per share data, unaudited)

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

Noncontrolling interest in the Company's consolidated financial statements represents the 7% interest in a consolidated subsidiary which is not owned by the Company. Since the Company controls this subsidiary, the subsidiary's financial statements are consolidated with those of the Company, and the noncontrolling owner's 7% share of the subsidiary's net assets and results of operations is deducted and reported as "Noncontrolling interest" in the Consolidated Balance Sheets and as "Net loss (income) attributable to noncontrolling interest" in the Consolidated Statements of Operations. The Company executed an agreement in February 2022 with the noncontrolling interest holder to acquire their outstanding interest in full for R$10.0 million (approximately $2.0 million, subject to the effect of exchange rates). The transaction was completed on October 1, 2026, and thereafter, the consolidated subsidiary was 100% owned by the Company.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025, the financial position as of September 30, 2026 and December 31, 2025 and the cash flows for the nine months ended September 30, 2026 and 2025, and, except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year.

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

Note 2. Acquisitions

CWMF Acquisition

On January 1, 2026, the Company completed the acquisition of CWMF, LLC ("CWMF"), a manufacturer of portable and stationary asphalt plant equipment and parts. The total cash consideration paid by the Company for CWMF was $70.1 million, and was funded by a combination of incremental borrowings on the Company's credit facilities and cash on hand. The acquisition increases production capacity in the Company's Infrastructure Solutions segment. Pro forma financial information is not included since the acquisition is not significant.

Acquisition-related costs of $0.4 million were expensed as incurred during the nine months ended September 30, 2026. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $0.4 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the nine months ended September 30, 2026.

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

INDEX
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

The following table summarizes the identifiable definite-lived intangible assets acquired. All intangible assets acquired in the CWMF acquisition are subject to amortization:

(in millions, except useful lives)	Fair Value	Estimated Useful Life (in years)
Customer relationships	$25.9	7
Trade names	4.5	10
Other	0.7	5
Total identifiable definite-lived intangible assets acquired	$31.1

TerraSource Acquisition

On July 1, 2025, the Company completed the acquisition of TerraSource Holdings, LLC ("TerraSource"), a market-leading manufacturer of material processing equipment and related aftermarket parts serving complementary crushing, screening and separation applications. Pursuant to the acquisition, the Company acquired 100% of the equity interests of TerraSource. The total cash consideration paid by the Company for TerraSource was $252.6 million. The acquisition provides the Company with access to adjacent markets in materials processing equipment and related aftermarket parts. The acquired TerraSource business is included in the Company's Materials Solutions reportable segment.

The Company financed the purchase price and related fees and expenses using net proceeds from a credit agreement entered into with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time.

Total acquisition-related costs of $6.7 million were expensed as incurred related to the acquisition, of which $2.6 million and $4.7 million were incurred during the three and nine months ended September 30, 2025, respectively. These costs are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Additionally, $1.2 million and $4.3 million related to the amortization of acquisition-related inventory fair-value step-up was recorded in "Cost of sales" during the nine months ended September 30, 2026 and 2025, respectively.

In the first quarter of 2026, the Company recorded an adjustment of $2.1 million related to a refined valuation of deferred tax liabilities, which was offset in goodwill. In the second quarter of 2026, the Company recorded adjustments totaling $2.2 million, related to deferred tax and other liabilities, which were offset in goodwill, to finalize the purchase price allocation.

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

The following table summarizes the identifiable definite-lived intangible assets acquired. All intangible assets acquired in the TerraSource acquisition are subject to amortization:

(in millions, except useful lives)	Fair Value	Estimated Useful Life (in years)
Trade names	$7.8	10
Patents	5.0	10
Customer relationships	110.0	10
Other	4.4	3 - 5
Total identifiable definite-lived intangible assets acquired	$127.2

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

(in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$350.1	$1,076.7
Net income	5.8	29.1

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

Inventories consist of the following:

(in millions)	September 30, 2026	December 31, 2025
Raw materials and parts	$321.2	$309.6
Work-in-process	87.3	70.6
Finished goods	71.7	76.6
Used equipment	4.2	9.2
Total	$484.4	$466.0

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

INDEX
As indicated in the tables below, the Company has determined that all of its financial assets and liabilities as of September 30, 2026 and December 31, 2025 are Level 1 and Level 2 in the fair value hierarchy defined above:

	September 30, 2026
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$7.1	$—	$7.1
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	2.9	—	2.9
Agency bonds	—	0.5	0.5
U.S. government securities	3.5	—	3.5
Agency collateralized mortgage obligations	—	7.9	7.9
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$14.8	$9.0	$23.8
Financial liabilities:
Deferred compensation programs' liabilities	$—	$8.0	$8.0
Total financial liabilities	$—	$8.0	$8.0

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Financial assets:
Trading equity securities:
Deferred compensation programs' mutual funds	$5.9	$—	$5.9
Preferred stocks	0.3	—	0.3
Equity funds	0.6	—	0.6
Trading debt securities:
Corporate bonds	3.6	—	3.6
Agency bonds	—	0.9	0.9
U.S. government securities	2.4	—	2.4
Agency collateralized mortgage obligations	—	8.5	8.5
Exchange traded funds	0.4	—	0.4
Mortgage backed securities	—	0.3	0.3
Other	—	0.3	0.3
Total financial assets	$13.2	$10.0	$23.2
Financial liabilities:
Deferred compensation programs' liabilities	$—	$6.7	$6.7
Total financial liabilities	$—	$6.7	$6.7

Note 5. Product Warranty Reserves

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products but generally range from three months to two years or up to a specified number of hours of operation. The Company estimates the costs that may be incurred under its warranties and

INDEX
records a liability at the time product sales are recorded. The product warranty liability is primarily based on historical claim rates, nature of claims and the associated costs.

Changes in the Company's product warranty liability for the three and nine month periods ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reserve balance, beginning of the period	$16.1	$18.9	$19.3	$16.1
Warranty liabilities accrued	6.4	5.8	14.5	18.1
Warranty liabilities settled	(5.5)	(6.6)	(17.0)	(16.3)
Other	—	0.9	0.2	1.1
Reserve balance, end of the period	$17.0	$19.0	$17.0	$19.0

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

Liabilities related to the Company's accrued loss reserves consist of the following:

(in millions)	September 30, 2026	December 31, 2025
"Other current liabilities"	$2.3	$1.8
"Other long-term liabilities"	5.3	5.1
Total accrued loss reserves	$7.6	$6.9

Note 7. Income Taxes

For the three months ended September 30, 2026, the Company recorded an income tax provision of $2.7 million, reflecting a (28.1)% effective tax rate, compared to a benefit of $0.9 million for the three months ended September 30, 2025, reflecting a 17.6% effective tax rate. The income tax expense for the three months ended September 30, 2026 was higher compared to the same period in 2025 primarily due to increased valuation allowances in certain foreign jurisdictions partially offset by lower pretax book income.

For the nine months ended September 30, 2026, the Company recorded income tax expense of $8.7 million, reflecting a 106.1% effective tax rate, compared to $10.3 million for the nine months ended September 30, 2025, reflecting a 27.7% effective tax rate. The income tax expense for the nine months ended September 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income partially offset by increased valuation allowances in certain foreign jurisdictions.

The Company's recorded liability for uncertain tax positions was $15.0 million and $14.1 million as of September 30, 2026 and December 31, 2025, respectively. The increase is the result of $0.9 million of incremental reserves associated with a research and development credit generated during 2026.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under examination by the U.S. Internal Revenue Service ("IRS") for tax year 2023. In addition, certain matters from prior IRS examinations involving tax years 2014 and 2016 through 2019 remain under consideration by the IRS Office of Appeals. The Company is also subject to various state and foreign tax examinations. As of September 30, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Note 8. Commitments and Contingencies

Certain customers have financed purchases of Company products through arrangements with third-party financing institutions in which the Company is contingently liable for customer debt of $0.4 million and $0.6 million as of September 30, 2026 and

INDEX
December 31, 2025, respectively. These arrangements expire at various dates through March 2030. The agreements provide that the Company will receive the lender's full security interest in the financed equipment if the Company is required to fulfill its contingent liability under these arrangements. The Company has recorded a liability of $0.1 million related to these guarantees as of both September 30, 2026 and December 31, 2025, which were included in "Other current liabilities" in the Consolidated Balance Sheets.

The Company reviews off-balance sheet guarantees individually. Prior history is considered with respect to the Company having to perform on any off-balance sheet guarantees, as well as future projections of individual customer creditworthiness with respect to assessing credit losses related to off-balance sheet guarantees.

In addition, the Company is contingently liable for letters of credit issued under its $250.0 million revolving credit facility (the "2025 Credit Facility"). Outstanding letters of credit under the 2025 Credit Facility totaled $6.0 million as of September 30, 2026. The outstanding letters of credit expire at various dates through October 2027. Unused letters of credit under the 2025 Credit Facility were $24.0 million as of September 30, 2026. The Company is additionally contingently liable for a total of $2.9 million in performance letters of credit and retention guarantees primarily held by its foreign subsidiaries, of which $2.2 million are secured by separate credit facilities with various financial institutions as of September 30, 2026. Unused letters of credit under these separate credit facilities were $7.7 million as of September 30, 2026.

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

Note 9. Revenue Recognition

The following tables disaggregate the Company's revenue by major source for the three and nine-month periods ended September 30, 2026 and 2025 (excluding intercompany sales):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$117.8	$61.6	$179.4	$119.9	$56.3	$176.2
Parts and service revenues	55.0	41.0	96.0	57.0	40.1	97.1
Other	7.3	—	7.3	6.7	0.4	7.1
Total domestic revenue	180.1	102.6	282.7	183.6	96.8	280.4

Net Sales-International:
Equipment sales	5.8	33.5	39.3	6.9	33.6	40.5
Parts and service revenues	2.9	26.9	29.8	2.5	25.8	28.3
Other	0.2	0.4	0.6	0.2	0.7	0.9
Total international revenue	8.9	60.8	69.7	9.6	60.1	69.7
Total net sales	$189.0	$163.4	$352.4	$193.2	$156.9	$350.1

INDEX

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Net Sales-Domestic:
Equipment sales	$397.4	$195.9	$593.3	$376.2	$144.4	$520.6
Parts and service revenues	197.9	121.4	319.3	194.1	79.6	273.7
Other	21.4	0.3	21.7	21.5	0.4	21.9
Total domestic revenue	616.7	317.6	934.3	591.8	224.4	816.2

Net Sales-International:
Equipment sales	25.1	106.6	131.7	28.4	88.1	116.5
Parts and service revenues	11.8	76.3	88.1	12.8	61.5	74.3
Other	0.7	2.0	2.7	0.8	2.0	2.8
Total international revenue	37.6	184.9	222.5	42.0	151.6	193.6
Total net sales	$654.3	$502.5	$1,156.8	$633.8	$376.0	$1,009.8

As of September 30, 2026, the Company had contract assets of $4.4 million and contract liabilities, excluding customer deposits, of $6.9 million, including $1.7 million of deferred revenue related to extended warranties. As of December 31, 2025, the Company had contract assets of $5.9 million and contract liabilities, excluding customer deposits, of $7.7 million, including $1.4 million of deferred revenue related to extended warranties.

Note 10. Operations by Industry Segment and Geographic Area

The Company has two operating and reportable segments, each of which comprises sites based upon the nature of the products produced or services provided, the type of customer for the products, the similarity of economic characteristics, the manner in which management reviews results and the nature of the production process, among other considerations. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. Intersegment sales and transfers between foreign subsidiaries are valued at prices comparable to those for unrelated parties.

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

INDEX
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

Asset information for the Company's reportable segments is set forth below:

	September 30, 2026			December 31, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment assets	$1,362.9	$1,176.6	$2,539.5	$1,210.4	$1,147.7	$2,358.1

Revenue, significant expense and capital expenditure information for the Company's reportable segments is set forth below:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$189.0	$163.4	$352.4	$193.2	$156.9	$350.1
Intersegment revenues	3.4	0.2	3.6	7.2	1.5	8.7
Total revenues - reportable segments	$192.4	$163.6	$356.0	$200.4	$158.4	$358.8

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$86.4	$68.4	$154.8	$86.4	$63.4	$149.8
Parts	25.9	30.1	56.0	26.0	29.7	55.7
Other	29.8	22.1	51.9	32.0	21.5	53.5
Selling, general and administrative expenses	28.3	27.4	55.7	27.0	25.5	52.5
Quality costs (1)	6.7	2.2	8.9	5.4	2.9	8.3
Other segment items (2)	—	(0.5)	(0.5)	(0.3)	—	(0.3)
Reportable Segment Operating Adjusted EBITDA	$15.3	$13.9	$29.2	$23.9	$15.4	$39.3

Reportable segment capital expenditures	$2.1	$4.4	$6.5	$2.7	$1.5	$4.2

(1) Quality costs related to repair or other remediation expenses incurred for corrective action on product failures covered by warranties or voluntarily for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and maintain the goodwill of customers.

(2) Other segment items consists of foreign exchange gains and losses, investment income and loss, gains and losses on the sale of property and equipment and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

INDEX

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	Infrastructure Solutions	Materials Solutions	Total	Infrastructure Solutions	Materials Solutions	Total
Reportable segment revenues:
Revenues from external customers	$654.3	$502.5	$1,156.8	$633.8	$376.0	$1,009.8
Intersegment revenues	17.4	2.1	19.5	25.4	4.5	29.9
Total revenues - reportable segments	$671.7	$504.6	$1,176.3	$659.2	$380.5	$1,039.7

Significant reportable segment expenses:
Manufacturing operation costs:
Equipment	$295.0	$216.2	$511.2	$279.9	$170.3	$450.2
Parts	94.2	88.1	182.3	90.4	67.7	158.1
Other	95.1	69.1	164.2	85.6	43.5	129.1
Selling, general and administrative expenses	89.6	82.0	171.6	86.3	58.5	144.8
Quality costs (1)	15.0	6.1	21.1	18.3	7.8	26.1
Other segment items (2)	(0.2)	(1.8)	(2.0)	(0.3)	(2.2)	(2.5)
Reportable Segment Operating Adjusted EBITDA	$83.0	$44.9	$127.9	$99.0	$34.9	$133.9

Reportable segment capital expenditures	$11.2	$10.3	$21.5	$8.6	$3.1	$11.7

(1) Quality costs related to repair or other remediation expenses incurred for corrective action on product failures covered by warranties or voluntarily for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and maintain the goodwill of customers.

(2) Other segment items consists of foreign exchange gains and losses, investment income and loss, gains and losses on the sale of property and equipment and other income and expense amounts that are included in Segment Operating Adjusted EBITDA that are not considered to be significant segment expenses.

The reconciliation of Reportable Segment Operating Adjusted EBITDA to total "(Loss) income before income taxes" is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Segment Operating Adjusted EBITDA - reportable segments	$29.2	$39.3	$127.9	$133.9
Corporate and Other expenses	(10.3)	(12.2)	(36.1)	(37.8)
Transformation program	(4.8)	(5.2)	(13.2)	(15.5)
Restructuring and other related charges	(1.4)	0.2	(2.6)	0.2
Acquisition and integration costs	(1.3)	(8.3)	(5.4)	(10.5)
Interest expense, net	(6.4)	(6.6)	(19.2)	(8.5)
Depreciation and amortization	(14.5)	(12.3)	(43.1)	(24.7)
Net (loss) income attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1
(Loss) income before income taxes	$(9.6)	$(5.1)	$8.2	$37.2

INDEX
"Net sales" into major geographic regions, attributable to the shipping location or the location where service was performed, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
United States	$282.7	$280.4	$934.3	$816.2
Canada	19.0	16.6	62.8	49.6
Australia	9.5	8.3	32.9	27.5
Europe	10.8	7.0	28.4	22.0
Africa	10.9	10.9	27.2	27.4
South America (excluding Brazil)	6.3	4.8	20.1	11.2
Brazil	5.7	8.8	18.3	25.1
Asia	5.0	8.9	17.2	19.3
Mexico	1.0	2.9	8.9	7.4
Central America (excluding Mexico)	0.6	0.6	3.6	1.2
Other	0.9	0.9	3.1	2.9
Total foreign	69.7	69.7	222.5	193.6
Total net sales	$352.4	$350.1	$1,156.8	$1,009.8

Note 11. Strategic Transformation, Restructuring and Other Operating Charges, net

The Company's strategic transformation program includes the ongoing multi-year phased implementation of a standardized enterprise resource planning ("ERP") system, which is replacing much of the existing disparate core financial systems. The upgraded ERP will initially convert internal operations, manufacturing, finance, human capital resources management and customer relationship systems to cloud-based platforms. An implementation of this scale is a major financial undertaking and requires substantial time and attention of management and key employees.

Net capitalized implementation costs associated with the ERP implementation totaled $25.6 million, of which $3.6 million and $22.0 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of September 30, 2026. Net capitalized implementation costs totaled $28.2 million, of which $3.6 million and $24.6 million were included in "Prepaid expenses and other assets" and "Other long-term assets," respectively, in the Consolidated Balance Sheets as of December 31, 2025. Accumulated amortization associated with these capitalized implementation costs totaled $12.0 million and $9.2 million as of September 30, 2026 and December 31, 2025, respectively.

Costs associated with these strategic transformation programs are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Strategic transformation programs
Selling, general and administrative expenses	$4.8	$5.2	$13.2	$15.5
Cost of sales	—	—	—	0.1
Total costs related to strategic transformation initiatives	$4.8	$5.2	$13.2	$15.6

Amortization of capitalized implementation costs (1)	$0.9	$0.9	$2.8	$2.8

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

INDEX
or losses on the sales of property and equipment collectively, with restructuring charges in "Restructuring and other operating charges (gains), net" in the Consolidated Statements of Operations to the extent they are experienced.

During the second quarter of 2026, "Restructuring and other operating charges (gains), net" in the Consolidated Statements of Operations included certain severance payments and benefits associated with the exit of a Group President.

Management continually reviews the Company's organizational structure and operations to ensure they are optimized and aligned with achieving near-term and long-term operational and profitability targets. In connection with this review, the Company effected workforce reductions during the third quarter of 2026, whereby charges of $1.4 million were incurred and recorded in "Restructuring and other operating charges (gains), net" in the Consolidated Statements of Operations.

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

The following table sets forth a reconciliation of the number of shares used in the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Denominator:
Denominator for basic earnings per common share	23,048,094	22,890,301	23,000,673	22,867,098
Effect of dilutive securities	—	—	—	195,596
Denominator for diluted earnings per common share	23,048,094	22,890,301	23,000,673	23,062,694

Antidilutive securities excluded from the calculation of diluted earnings per share	234,114	261,116	253,025	6,095

Note 13. Subsequent Event

The Company has evaluated all events subsequent to the balance sheet date as of September 30, 2026 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Purchase of Noncontrolling Interest

The Company owns approximately 93% of the equity interests of a certain subsidiary that is consolidated into the Company's financial statements. In February 2022, the Company executed an agreement with the noncontrolling interest holder to purchase their outstanding interest in full for R$10.0 million (approximately $2.0 million, subject to the effect of exchange rates). The transaction was completed on October 1, 2026, and thereafter such subsidiary was 100% owned by the Company. No noncontrolling interest will be presented in the Consolidated Balance Sheet as of December 31, 2026.

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

Executive Summary

Highlights of our financial results for the three months ended September 30, 2026 as compared to the same period of the prior year include the following:

•Net sales were $352.4 million, an increase of 0.7%
•Gross profit was $82.3 million, a decrease of 2.3%
•Loss from operations was $3.3 million compared to income from operations of $1.1 million
•Net loss attributable to Astec was $12.2 million compared to net loss of $4.2 million
•Diluted loss per share was $0.53 compared to a diluted loss per share of $0.18
•Backlog was $670.5 million, an increase of 49.2%

Recent Developments and Business Conditions

CWMF Acquisition – On January 1, 2026, we completed our acquisition of CWMF, a manufacturer of portable and stationary asphalt plant equipment and parts. The acquisition increases production capacity in our Infrastructure Solutions segment.

Strategic Transformation Program – Our strategic transformation program includes the ongoing multi-year phased implementation of a standardized ERP system, which is replacing much of our existing disparate core financial systems. To date, we have launched the human capital resources module worldwide and converted the operations of three manufacturing sites along with Corporate. We expect the project to conclude in 2028 or 2029 with total approximate implementation costs anticipated to range from $180 to $200 million. Through the third quarter of 2026, we have incurred total implementation costs of approximately $161 million.

See Note 11, Strategic Transformation, Restructuring and Other Operating Charges, net of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of the costs related to these strategic initiatives.

Economic Conditions – We monitor macroeconomic and other factors that may affect our business such as steel and oil prices and geopolitical conflicts, among others.

INDEX
Steel is a major component of our equipment. Increased steel demand in certain markets and elevated freight and energy costs have driven increased steel prices during 2026. We anticipate that steel prices will remain elevated during the remainder of 2026 and most of 2027.

Additionally, significant portions of our revenues from the Infrastructure Solutions segment relate to the sale of equipment involved in the production, handling, recycling or application of asphalt mix. Liquid asphalt is a by-product of oil refining, and changes in the price of oil impact the cost of asphalt, which is in turn likely to alter demand for asphalt and therefore affect demand for certain of our products. Oil prices have routinely fluctuated in recent years and have experienced a significant rise in 2026 due to the conflict in the Middle East. We anticipate that these high prices will persist in the short term.

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

Results of Operations

Net Sales

Net sales for the third quarter of 2026 were $352.4 million compared to $350.1 million for the third quarter of 2025, an increase of $2.3 million, or 0.7%. The increase in net sales was primarily driven by favorable pricing partially offset by net unfavorable volume and mix that generated increases in equipment sales of $2.0 million. Included in the net increase is $8.6 million of incremental net sales from the acquired CWMF business. Sales reported by our foreign subsidiaries in U.S. dollars for the third quarter of 2026 would have been $3.3 million lower had third quarter 2026 foreign exchange rates been the same as third quarter 2025 rates.

Net sales for the first nine months of 2026 were $1,156.8 million compared to $1,009.8 million for the first nine months of 2025, an increase of $147.0 million, or 14.6%. The increase in net sales was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $87.9 million and parts and service revenues of $59.4 million. Included in the net increase is $106.7 million of incremental net sales from acquired businesses. Sales reported by our foreign subsidiaries in U.S. dollars for the first nine months of 2026 would have been $11.8 million lower had the first nine months of 2026 foreign exchange rates been the same as the first nine months of 2025 rates.

Domestic sales for the third quarter of 2026 were $282.7 million, or 80.2% of consolidated net sales, compared to $280.4 million, or 80.1% of consolidated net sales, for the third quarter of 2025, an increase of $2.3 million, or 0.8%. Domestic sales increased primarily due to higher equipment sales of $3.2 million partially offset by lower parts and service revenues of $1.1 million. Included in the net increase is $8.6 million of incremental net sales from the acquired CWMF business.

Domestic sales for the first nine months of 2026 were $934.3 million, or 80.8% of consolidated net sales, compared to $816.2 million, or 80.8% of consolidated net sales, for the first nine months of 2025, an increase of $118.1 million, or 14.5%. Domestic sales increased primarily due to higher equipment sales of $72.7 million and parts and service revenues of $45.6 million. Included in the net increase is $87.6 million of incremental net sales from acquired businesses.

International sales for the third quarter of 2026 were $69.7 million, or 19.8% of consolidated net sales, compared to $69.7 million, or 19.9% of consolidated net sales, for the third quarter of 2025. Increases in international parts and service revenues were offset by lower equipment sales.

International sales for the first nine months of 2026 were $222.5 million, or 19.2% of consolidated net sales, compared to $193.6 million, or 19.2% of consolidated net sales, for the first nine months of 2025, an increase of $28.9 million, or 14.9%. International sales increased primarily due to higher equipment sales of $15.2 million and parts and service revenues of $13.8 million. Included in the net increase is $19.1 million of incremental net sales from the acquired TerraSource business.

Gross Profit

Gross profit for the third quarter of 2026 was $82.3 million, or 23.4% of net sales, as compared to $84.2 million, or 24.1% of net sales, for the third quarter of 2025, a decrease of $1.9 million, or 2.3%. The decrease in gross profit was primarily driven by the impact of inflation on materials, labor and overhead of $8.6 million. This decrease was partially offset by amortization of acquisition-related inventory fair value step-up in the prior year of $4.3 million and the impact of favorable pricing partially offset by net unfavorable volume and mix of $2.8 million.

Gross profit for the first nine months of 2026 was $288.2 million, or 24.9% of net sales, as compared to $264.9 million, or 26.2% of net sales, for the first nine months of 2025, an increase of $23.3 million, or 8.8%. The increase in gross profit was primarily

INDEX
driven by (i) the impact of net favorable volume and mix coupled with favorable pricing of $69.3 million, (ii) lower warranty program costs of $3.6 million and (iii) lower amortization of acquisition-related inventory fair value step-up of $2.8 million. These increases were partially offset by higher manufacturing and other period costs, inclusive of freight, duties and tariffs, of $29.2 million and the impact of inflation on materials, labor and overhead of $23.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $84.2 million or 23.9% of net sales, for the third quarter of 2026, compared to $83.3 million, or 23.8% of net sales, for the third quarter of 2025, an increase of $0.9 million, or 1.1%, primarily due to increased intangible asset amortization partially offset by lower acquisition and integration expenses.

Selling, general and administrative expenses were $259.9 million, or 22.5% of net sales, for the first nine months of 2026, compared to $222.2 million, or 22.0% of net sales, for the first nine months of 2025, an increase of $37.7 million, or 17.0%, primarily due to increases in intangible asset amortization, personnel-related costs and exhibit and promotional costs primarily due to our participation at the ConExpo industry trade show held once every three years. These increases were partially offset by lower acquisition and integration expenses and costs related to our strategic transformation program.

Interest Expense

Interest expense of $7.2 million was incurred in the third quarter of 2026, compared to $7.3 million for the third quarter of 2025, a decrease of $0.1 million, or 1.4%.

Interest expense of $21.7 million was incurred in the first nine months of 2026, compared to $11.4 million in the first nine months of 2025, an increase of $10.3 million, or 90.4%, primarily due to higher average outstanding borrowings coupled with higher interest rates on the 2025 Credit Facility as compared to our previous credit facility.

Income Tax

Our income tax expense for the third quarter of 2026 was $2.7 million compared to a benefit of $0.9 million for the third quarter of 2025. Our effective income tax rate was (28.1)% for the third quarter of 2026 compared to 17.6% for the third quarter of 2025. The income tax expense for the three months ended September 30, 2026 was higher compared to the same period in 2025 primarily due to increased valuation allowances in certain foreign jurisdictions partially offset by lower pretax book income.

Our income tax expense for the first nine months of 2026 was $8.7 million compared to $10.3 million for the first nine months of 2025. Our effective tax rate was 106.1% for the first nine months of 2026 compared to 27.7% for the first nine months of 2025. The income tax expense for the nine months ended September 30, 2026 was lower compared to the same period in 2025 primarily due to lower pretax book income partially offset by increased valuation allowances in certain foreign jurisdictions.

Backlog

	September 30,
(in millions, except percentage data)	2026	2025	$ Change	% Change
Infrastructure Solutions	$381.5	$259.5	$122.0	47.0%
Materials Solutions	289.0	190.0	99.0	52.1%

Domestic Backlog	554.7	373.7	181.0	48.4%
International Backlog	115.8	75.8	40.0	52.8%

The backlog of orders as of September 30, 2026 was $670.5 million compared to $449.5 million as of September 30, 2025, an increase of $221.0 million, or 49.2%. The increases in backlog are driven by organic growth due to increased demand in our asphalt and aggregates businesses. Uncertainty driven by macroeconomic factors, such as changing interest rates, global tariff policies and geopolitical conflicts, as well as seasonality, has historically had an impact on our backlog.

INDEX
Segment Net Sales – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$189.0	$193.2	$(4.2)	(2.2)%
Materials Solutions	163.4	156.9	6.5	4.1%

Infrastructure Solutions

Sales in this segment were $189.0 million for the third quarter of 2026 compared to $193.2 million for the same period in 2025, a decrease of $4.2 million, or 2.2%. The decrease was primarily driven by net unfavorable volume and mix partially offset by favorable pricing that generated decreases in equipment sales of $3.2 million and parts and service revenues of $1.6 million. Included in the net decrease is $8.6 million of incremental net sales from the acquired CWMF business.

Domestic sales for the Infrastructure Solutions segment decreased $3.5 million, or 1.9%, for the third quarter of 2026 compared to the same period in 2025 primarily due to lower equipment sales of $2.1 million and parts and service revenues of $2.0 million. Included in the net decrease is $8.6 million of incremental net sales from the acquired CWMF business.

International sales for the Infrastructure Solutions segment decreased $0.7 million, or 7.3%, for the third quarter of 2026 compared to the same period in 2025 primarily due to lower equipment sales of $1.1 million.

Materials Solutions

Sales in this segment were $163.4 million for the third quarter of 2026 compared to $156.9 million for the same period in 2025, an increase of $6.5 million, or 4.1%. The increase was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increases in equipment sales of $5.2 million and parts and service revenues of $2.0 million.

Domestic sales for the Materials Solutions segment increased by $5.8 million, or 6.0%, for the third quarter of 2026 compared to the same period in 2025, primarily due to higher equipment sales of $5.3 million and parts and service revenues of $0.9 million.

International sales for the Materials Solutions segment increased $0.7 million, or 1.2%, for the third quarter of 2026 compared to the same period in 2025 primarily due to higher parts and service revenues of $1.1 million.

Segment Net Sales – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$654.3	$633.8	$20.5	3.2%
Materials Solutions	502.5	376.0	126.5	33.6%

Infrastructure Solutions

Sales in this segment were $654.3 million for the first nine months of 2026 compared to $633.8 million for the same period in 2025, an increase of $20.5 million, or 3.2%. The increase was primarily driven by favorable pricing coupled with net favorable volume and mix that generated increases in equipment sales of $17.9 million and parts and service revenues of $2.8 million. Included in the net increase is $34.5 million of incremental net sales from the acquired CWMF business.

Domestic sales for the Infrastructure Solutions segment increased $24.9 million, or 4.2%, for the first nine months of 2026 compared to the same period in 2025 primarily due to higher equipment sales of $21.2 million and parts and service revenues of $3.8 million. Included in the net increase is $34.5 million of incremental net sales from the acquired CWMF business.

International sales for the Infrastructure Solutions segment decreased $4.4 million, or 10.5%, for the first nine months of 2026 compared to the same period in 2025 primarily due to lower equipment sales of $3.3 million and parts and service revenues of $1.0 million.

Materials Solutions

Sales in this segment were $502.5 million for the first nine months of 2026 compared to $376.0 million for the same period in 2025, an increase of $126.5 million, or 33.6%. The increase was primarily driven by net favorable volume and mix coupled with favorable pricing that generated increases in equipment sales of $70.0 million and parts and service revenues of $56.6 million. Included in the net increase is $72.2 million of incremental net sales from the acquired TerraSource business.

INDEX
Domestic sales for the Materials Solutions segment increased by $93.2 million, or 41.5%, for the first nine months of 2026 compared to the same period in 2025, primarily due to higher equipment sales of $51.5 million and parts and service revenues of $41.8 million. Included in the net increase is $53.1 million of incremental net sales from the acquired TerraSource business.

International sales for the Materials Solutions segment increased $33.3 million, or 22.0%, for the first nine months of 2026 compared to the same period in 2025 primarily due to higher equipment sales of $18.5 million and parts and service revenues of $14.8 million. Included in the net increase is $19.1 million of incremental net sales from the acquired TerraSource business.

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

Segment Operating Adjusted EBITDA – Three Months Ended:

	Three Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$15.3	$23.9	$(8.6)	(36.0)%
Materials Solutions	13.9	15.4	(1.5)	(9.7)%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $15.3 million for the third quarter of 2026 compared to $23.9 million for the same period in 2025, a decrease of $8.6 million, or 36.0%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) the impact of inflation on materials, labor and overhead of $5.1 million, (ii) increased selling, general and administrative expenses of $1.3 million and (iii) higher quality-related expenses of $1.3 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $13.9 million for the third quarter of 2026 compared to $15.4 million for the same period in 2025, a decrease of $1.5 million, or 9.7%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by the impact of inflation on materials, labor and overhead of $3.5 million and increased selling, general and administrative expenses of $1.9 million. These decreases were partially offset by the net sales impact of favorable pricing and unfavorable volume and mix that generated higher gross profit of $3.2 million.

Segment Operating Adjusted EBITDA – Nine Months Ended:

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except percentage data)	2026	2025
Infrastructure Solutions	$83.0	$99.0	$(16.0)	(16.2)%
Materials Solutions	44.9	34.9	10.0	28.7%

Infrastructure Solutions

Segment Operating Adjusted EBITDA for the Infrastructure Solutions segment was $83.0 million for the first nine months of 2026 compared to $99.0 million for the same period in 2025, a decrease of $16.0 million, or 16.2%. The decrease in Segment Operating Adjusted EBITDA was primarily driven by (i) the impact of inflation on materials, labor and overhead of $15.5 million, (ii) higher manufacturing and other period costs, inclusive of freight, duties and tariffs, of $13.6 million and (iii) increased selling, general and administrative expenses of $3.3 million. These decreases were partially offset by the net sales impact of favorable pricing and unfavorable volume and mix that generated higher gross profit of $12.7 million and lower quality-related expenses of $3.3 million.

Materials Solutions

Segment Operating Adjusted EBITDA for the Materials Solutions segment was $44.9 million for the first nine months of 2026 compared to $34.9 million for the same period in 2025, an increase of $10.0 million, or 28.7%. The increase in Segment

INDEX
Operating Adjusted EBITDA was primarily driven by the sales impact of net favorable volume and mix coupled with favorable pricing that generated higher gross profit of $56.5 million. This increase was partially offset by (i) increased selling, general and administrative expenses of $23.5 million, (ii) higher manufacturing and other period costs, inclusive of freight, duties and tariffs, of $16.9 million and (iii) the impact of inflation on materials, labor and overhead of $7.7 million.

Corporate and Other Operations

Corporate and Other operations, which are not an operating segment or included in one of the other reportable segments, had net expenses of $10.3 million for the third quarter of 2026 compared to $12.2 million for the same period in 2025, a decrease of $1.9 million, or 15.6%.

Corporate and Other operations had net expenses of $36.1 million for the first nine months of 2026 compared to $37.8 million for the first nine months of 2025, a decrease of $1.7 million, or 4.5%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents on hand, borrowing capacity under our 2025 Credit Facilities and cash flows from operations. As of September 30, 2026, our total liquidity was $267.2 million, consisting of $63.2 million of cash and cash equivalents available for operating purposes and $204.0 million available for additional borrowings under the 2025 Revolving Credit Facility, to the extent our compliance with financial covenants permits such borrowings. Our foreign subsidiaries held $32.7 million of cash and cash equivalents available for operating purposes, which is considered to be indefinitely invested in those jurisdictions.

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

On July 1, 2025, we entered into the 2025 Credit Agreement that provides for (i) the 2025 Revolving Credit Facility, a term loan facility, a swingline facility and a letter of credit facility, in an initial aggregate amount of up to $600.0 million and (ii) an incremental facilities limit in an aggregate amount not to exceed $150.0 million. We had outstanding principal indebtedness on the term loan facility of $328.1 million and $40.0 million outstanding borrowings under the 2025 Revolving Credit Facility as of September 30, 2026. Our outstanding letters of credit totaling $6.0 million decreased borrowing availability to $204.0 million under the 2025 Revolving Credit Facility as of September 30, 2026.

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

We regularly enter into agreements, primarily to purchase inventory, in the ordinary course of business. As of September 30, 2026, open purchase obligations totaled $215.4 million, of which $172.8 million are expected to be fulfilled within the remainder of 2026.

We estimate that our capital expenditures will be between $30.0 million and $40.0 million for the year ending December 31, 2026, which may be impacted by general economic, financial or operational changes and competitive, legislative and regulatory factors, among other considerations.

INDEX
Cash Flows

The following table summarizes cash flows during the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$70.2	$25.3
Net cash used in investing activities	(90.4)	(260.4)
Net cash provided by financing activities	13.1	212.4
Effect of exchange rates on cash	(0.5)	1.2
Decrease in cash, cash equivalents and restricted cash	(7.6)	(21.5)
Cash, cash equivalents and restricted cash, end of period	$64.4	$69.3

Net cash provided by operating activities

Our operating activities provided net cash of $70.2 million for the nine months ended September 30, 2026 as compared to $25.3 million for the nine months ended September 30, 2025. This increase is primarily due to lower net cash used by our operating assets and liabilities of $54.2 million partially offset by decreased cash inflows from net income adjusted for non-cash items of $9.9 million. The lower net cash used by our operating assets and liabilities was mainly driven by fluctuations in (i) customer deposits of $25.8 million, (ii) accounts payable of $20.6 million and (iii) inventories of $11.5 million. The lower net cash used was partially offset by fluctuations in higher employee-related payments of $18.7 million.

Net cash used in investing activities

Net cash used in investing activities was $90.4 million during the nine months ended September 30, 2026 as compared to $260.4 million during the nine months ended September 30, 2025, primarily due to our lower cash used for acquisitions partially offset by increased capital expenditures of $10.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $13.1 million during the nine months ended September 30, 2026 as compared to $212.4 million during the nine months ended September 30, 2025, primarily due to lower net debt borrowings in 2026.

Dividends

We paid quarterly dividends of $0.13 per common share to shareholders in the third quarter of both 2026 and 2025.

Financial Condition

Our total current assets increased to $833.4 million as of September 30, 2026 from $816.6 million as of December 31, 2025, an increase of $16.8 million, or 2.1%, due to increases in (i) inventories of $18.4 million, (ii) prepaid and refundable income taxes of $6.1 million and (iii) trade receivables, contract assets and other receivables of $1.8 million. These increases were offset by decreased cash, cash equivalents and restricted cash of $7.6 million.

Our total current liabilities increased to $360.4 million as of September 30, 2026 from $328.0 million as of December 31, 2025, an increase of $32.4 million, or 9.9%, primarily due to increases in accounts payable and customer deposits of $19.8 million and $17.4 million, respectively. These increases were partially offset by decreased accrued employee related liabilities of $8.7 million.

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

INDEX
Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three month period ended September 30, 2026, no officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

INDEX
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Astec Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (included as Exhibit 101).	X

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEC INDUSTRIES, INC. (Registrant)

Date: November 5, 2026	/s/ Brian J. Harris
Brian J. Harris Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2026	/s/ Robert G. Putney
Robert G. Putney Vice President, Chief Accounting Officer and Business Development (Principal Accounting Officer)